Form 10-K
period 2012-12-31
ConnectOne Bancorp, Inc.
filed 2013-03-27
CIK 1462694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 001-35812

ConnectOne Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey (State of other jurisdiction of incorporation or organization)	26-1998619 (I.R.S. Employer Identification No.)
301 Sylvan Avenue, Englewood Cliffs, NJ (Address of principal executive offices)	07632 (Zip Code)

(201) 816-8900
(Registrants’ telephone number including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 26, 2013 there were 5,019,940 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2013 Annual Meeting of Shareholders to be filed no later than April 30, 2013.
Item 11.	Executive Compensation	Proxy Statement for 2013 Annual Meeting of Shareholders to be filed no later than April 30, 2013.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2013 Annual Meeting of Shareholders to be filed no later than April 30, 2013.
Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2013 Annual Meeting of Shareholders to be filed no later than April 30, 2013.
Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2013 Annual Meeting of Shareholders to be filed no later than April 30, 2013.

PART I

Item 1. Business.

General

ConnectOne Bancorp, Inc. (“we”, “us” our”, the “Company”) is a New Jersey corporation formed in 2008 to become the holding company for ConnectOne Bank (the “Bank”). Our sole activity currently is ownership and control of the Bank. The Bank operates as a locally headquartered, community- oriented bank serving customers throughout New Jersey from offices in Bergen, Hudson, and Monmouth Counties, New Jersey.

We offer a broad range of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and shopping in our trade area.

Historically, we have concentrated on organic growth, through opening new branches and offering new technology and product delivery channels to acquire new customers. While we expect to take an opportunistic approach to acquisitions, considering opportunities to purchase whole institutions, branches or lines of business that complement our existing strategy, we expect the bulk of our growth to continue to be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed above. However, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service customers and maintain business relationships without a physical presence, and that these customers can also be serviced through a regional office. We believe the key to customer acquisition and retention is establishing quality teams of lenders and business relationship officers who will frequently go to the customer, rather than having the customer come into the branch.

The Bank’s organizers originally incorporated the Bank, in part, because they did not believe that the targeted segments of our primary trade area were being adequately served by the then existing financial institutions operating in our market area. Through increased bank consolidation in recent years in New Jersey, many banks have been acquired by larger institutions. In our trade area, a number of the acquiring institutions are headquartered outside of the region and the state. We believe that one effect of bank consolidation is to make it difficult for small to mid-sized businesses to obtain direct access to credit decision-makers because the decision-makers are not located in the customer’s market area. Further, we believe that many larger, multi-state institutions have curtailed lending to small and mid-sized businesses during the current economic turbulence. In response, we emphasize superior customer service and relationship banking. The Bank offers high-quality service by minimizing personnel turnover and by providing more direct, personal attention than the Bank believes is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside the Bank’s primary trade area. By emphasizing the need for a professional, responsive and knowledgeable staff, the Bank offers a superior level of service to our customers. As of result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers a quicker response on loan applications and other banking transactions, as well as greater certainty that these transactions will actually close, than competitors, whose decisions may be made in distant headquarters. We believe that this response time and certainty to close result in a pricing advantage to us, in that we frequently may exceed competitors’ loan pricing and still win customers. We also provide state-of-the-art banking technology, including remote deposit capture, internet banking and mobile banking, to provide our customers with the most choices and maximum flexibility. We believe that this combination of quick, responsive and personal service and advanced technology provides the Bank’s customers with a superior banking experience.

Our Market Area

Our banking offices are located in Bergen, Hudson and Monmouth Counties in New Jersey, which include some of the most affluent markets in the United States. We also attract business and customers from a broader region, primarily defined as the northeastern quarter of the state of

New Jersey, from Route 195 to the south and Route 287 to the west to the New York state border on the north.

Products and Services

We derive substantially all of our income from our net interest income (i.e. the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings.) The Bank offers a broad range of deposit and loan products. In addition, to attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, lockbox services and mobile banking by phone. In addition, the Bank offers safe deposit boxes. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Checking consists of both retail and business demand deposit products. Retail products include Totally Free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest bearing accounts. NOW accounts consist of both retail and business interest- bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but have limited check writing capabilities. Our savings accounts consist of both passbook and statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 7 days to 60 months and brokered certificates of deposit, which the Company uses for asset liability management purposes and to supplement other sources of funding.

Deposits serve as the primary source of funding for the Bank’s interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including foreign ATM fees and credit and debit card interchange, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, loan servicing, late fees and merchant services.

The Bank offers personal and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, the Bank is not and has not been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment, and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi- family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to members of the Senior Lending Group, which is comprised of the Chief Executive Officer, Chief Lending Officer and Chief Credit Officer. Combined authorities allow the group to approve loans up to the Bank’s legal lending limit (currently $12.8 million as of December 31, 2012 for most loans), provided that (i) the credit does not involve an exception to policy, and (ii) the credit does not exceed a certain dollar amount threshold set forth in our policy, which varies by loan type. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral.

The Bank’s lending policies generally provide for lending inside of our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when the Bank deems it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank is willing to make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Banks’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($12.8 million) and 25% of the capital base for loans secured by readily marketable collateral ($21.3 million). At December 31, 2012, the Bank’s largest borrower had an aggregate borrowing outstanding of $10.8 million. The largest single loan outstanding at the Bank at December 31, 2012 was $9.1 million.

Our business model includes using industry best practices for community banks, including personalized service, state-of-the-art technology and extended hours. We believe that this will generate deposit accounts with somewhat larger average balances than are found at many other financial institutions. We also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Our larger competitors have greater financial resources to finance wide-ranging advertising campaigns.

Additionally, we endeavor to compete for business by providing high quality, personal service to customers, customer access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer. Additionally, the local real estate and other business activities of our Directors help us develop business relationships by increasing our profile in our communities.

In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications that were once clearly defined. As a result of increased competition, existing banks have been forced to diversify their services, increase rates paid on deposits and become more cost effective. Corresponding changes in the regulatory framework have resulted in increasing homogeneity in the financial services offered by financial institutions. Some of the results of those market dynamics in the financial services industry include an increase in the number of new bank and non-bank competitors and increased customer awareness of product and service differences among competitors. Those results may be expected to affect our business prospects.

Employees

As of December 31, 2012, we had 94 full-time and 3 part-time employees. None of our employees are subject to a collective bargaining agreement.

SUPERVISION AND REGULATION

We are a bank holding company within the meaning of the BHCA. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In addition, the Bank is subject to examination and supervision by the FDIC, as the insurer of our deposits, and the New Jersey Department of Banking and Insurance, as the chartering entity of the Bank.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large, national commercial banks, many of the provisions of the Dodd-Frank Act will impact the operations of community banks like the Bank. The following discussion summarizes significant aspects of the new law that may affect the Bank and the Company. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest- only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether Sullivan satisfied the ability to repay rule on originating the loan.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•

Public companies (other than emerging growth companies like the Company) are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

Holding Company Supervision and Regulation

General

As a bank holding company registered under the Bank Holding Company Act (the “BHCA”), the Company is subject to the regulation and supervision applicable to bank holding companies by the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company’s voting shares), or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti- competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

Among other things, the BHCA requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. A party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 (“Financial Modernization Act”). The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies that elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities that are not permissible for banks.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under provisions of the Federal Deposit Insurance Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such requirement. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and to certain bank holding companies with less than

$500 million in consolidated assets if they are engaged in substantial non-banking activities or meet certain other criteria.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Payment of Dividends

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs asset quality and overall financial condition. Federal Reserve regulations also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Supervision and Regulation of the Bank

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance (the “Banking Department”). As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Banking Department affect virtually all of the Bank’s activities, including the minimum level of capital, the ability to pay dividends, the ability to expand through new branches or acquisitions and various other matters.

Insurance of Deposits

The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective during the second quarter of 2011 and reduced the Bank’s insurance premium expense.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the fourth quarter of fiscal 2012 was .00165% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Interstate Acquisitions

The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in that state. The State of New Jersey has not “opted out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in New Jersey. New Jersey law, however, retained the requirement that an acquisition of a New Jersey institution by a New Jersey or a non-New Jersey based holding company must be approved by the Banking Department. The Interstate Banking Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. New Jersey law permits an out of state banking institution to establish additional branch offices in New Jersey if the out of state banking institution has at least one existing branch office location in New Jersey and complies with certain other requirements.

Dividend Rights

Under the New Jersey Corporation Act, we are permitted to pay cash dividends provided that the payment does not leave us insolvent. As a bank holding company under the BHCA, we would be prohibited from paying cash dividends if we are not in compliance with any capital requirements applicable to it. However, as a practical matter, for so long as our major operations consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.

Under the New Jersey Banking Act of 1948, as amended, dividends may be paid by the Bank only if, after the payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. The payment of dividends is also dependent upon the Bank’s ability to maintain adequate capital ratios pursuant to applicable regulatory requirements.

Capital Adequacy Guidelines

The FDIC has promulgated risk-based capital guidelines that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Bank assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

The minimum ratio of total capital to risk-weighted assets required by FDIC regulations (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of common stockholders’ equity and qualifying preferred stock or hybrid instruments, less certain goodwill items and other intangible assets. The remainder (“Tier 2 Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 and Tier 2 Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rules-making).

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 Capital (leverage) ratio, under which a bank must maintain a minimum level of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully- phased in on a global basis on January 1, 2019. Basel III would require a minimum amount of capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Community Reinvestment Act

All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Privacy Requirements of the Gramm-Leach-Bliley Act

Federal law places limitations on financial institutions like the Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering

Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

Item 1A. Risk Factors.

Risks Applicable to Our Business:

Nationwide economic weakness may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. In addition, the financial services industry is a major employer in our trade area. The financial services industry has been adversely affected by current economic and regulatory factors. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and may result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the number of our loans secured by real estate represents a material segment of our overall loan portfolio, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Our recent growth has substantially increased our expenses and impacted our results of operations.

As a strategy, we have focused on growth by aggressively pursuing business development opportunities, and we have grown rapidly since our incorporation. Our assets have grown from $179.8 million at December 31, 2006, to $930.0 million at December 31, 2012, representing a compound annual growth rate in excess of 30%. During that time, we have opened four new offices. Although we believe that our growth strategy will support our long term profitability and franchise value, the expense associated with our growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with our locations, has and may continue to negatively affect our results. In addition, in order for our most recently opened branches to contribute to our long term profitability, we will need to be successful in attracting and maintaining cost efficient deposits at these locations. In order to successfully manage our growth, we need to adopt and effectively implement policies, procedures and controls to maintain our credit quality and oversee our operations. We can give you no assurance that we will be successful in this strategy.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees.

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We may need to raise additional capital to execute our growth oriented business strategy.

In order to continue our historic rate of growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. In light of current economic conditions, our regulators have been seeking higher capital bases for insured depository institutions experiencing strong growth. In addition, the implementation of certain new regulatory requirements, such as the Basel III accord and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), may establish higher tangible capital requirements for financial institutions. These developments may require us to raise additional capital in the future. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy.

We have a significant concentration in commercial real estate loans and commercial business loans.

Our loan portfolio is made up largely of commercial real estate loans and commercial business loans. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

At December 31, 2012, we had $549.2 million of commercial real estate loans, which represented 64.7% of our total loan portfolio. Our commercial real estate loans include loans secured by multi-family, owner occupied and non-owner occupied properties for commercial uses. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2012, we had $147.5 million of commercial business loans, which represented 17.4% of our total loan portfolio. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Loans secured by owner-occupied real estate and commercial and industrial loans are both reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is improving slowly, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historical levels. Many factors, including continuing European economic difficulties could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. The weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time, and may result in our regulators requiring us to reduce our concentration in commercial real estate loans.

The nature of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2012, we had $549.2 million in commercial real estate loans outstanding. Approximately seventy-five percent (75%) of the loans, or $411.9 million, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

The small to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

Regulatory changes allowing the payment of interest on commercial accounts may negatively impact our core deposit strategy and our net interest income.

Our current core deposit strategy includes continuing to increase our noninterest-bearing commercial accounts in order to lower our cost of funds. Recent changes effected by the Dodd-Frank Act, however, permit the payment of interest on such accounts, which was previously prohibited. If our competitors begin paying interest on commercial accounts, this may increase competition from other financial institutions for these deposits and negatively affect our ability to continue to increase commercial deposit accounts, may require us to consider paying interest on such accounts, or may otherwise require us to revise our core deposit strategy, any of which could increase our interest expense and therefore our cost of funds and, as a result, decrease our net interest income which would adversely impact our results of operations.

The loss of our Chairman and Chief Executive Officer could hurt our operations.

We rely heavily on our Chairman and Chief Executive Officer, Frank Sorrentino III. Mr. Sorrentino has served as Chief Executive Officer of the Bank for five years. It was Mr. Sorrentino who originally conceived of the business idea of organizing ConnectOne Bank, and he spearheaded the efforts to organize the Bank in 2005. The loss of Mr. Sorrentino could have a material adverse effect on us, as he is central to virtually all aspects of our business operations and management. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Sorrentino.

Our lending limit may restrict our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but his strategy may not always be available.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which have contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors-Changes in interest rates may adversely affect or our earnings and financial condition.”

Anti-takeover provisions in our corporate documents and in New Jersey corporate law may make it difficult and expensive to remove current management.

Anti-takeover provisions in our corporate documents and in New Jersey law may render the removal of our existing board of directors and management more difficult. Consequently, it may be difficult and expensive for our stockholders to remove current management, even if current management is not performing adequately.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which may increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

We do not expect to pay cash dividends on shares of our common stock.

We have not paid cash dividends on our common stock since the formation of the Bank in 2005, and expect that we will continue to retain earnings to augment our capital base and finance future growth. Therefore, investors should not purchase shares of common stock with a view for a current return on their investment in the form of cash dividends.

Risks Applicable to the Banking Industry Generally:

The financial services industry is undergoing a period of great volatility and disruption.

Beginning in mid-2007, there has been significant turmoil and volatility in global financial markets. Nationally, economic factors including inflation, recession, a rise in unemployment, a weakened US dollar, dislocation and volatility in the credit markets, and rising consumer costs persist. Recent market uncertainty regarding the financial sector has increased. In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

•

Net interest income, the difference between interest earned on our interest earning assets and interest paid on interest bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

•

The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of securities in our portfolio is affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities. Recent uncertainty in the market regarding the financial sector has negatively impacted the value of securities within our portfolio. Further declines in these sectors may result in future other than temporary impairment charges.

•	Asset quality may deteriorate as borrowers become unable to repay their loans.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses.

At December 31, 2012, our allowance for loan losses as a percentage of total loans was 1.56% and as a percentage of total non-accrual loans was 166.8%. Although we believe that our allowance for loan losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest- bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2012, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $22.2 million or 19.4%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity Analysis.”

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

The banking business is subject to significant government regulations.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations. In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest- only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether Sullivan satisfied the ability to repay rule on originating the loan.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•

Public companies (other than emerging growth companies like the Company) are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully- phased in on a global basis on January 1, 2019. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

See “Supervision and Regulation.”

Our securities are not FDIC insured.

Our securities are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund or any other governmental agency and are subject to investment risk, including the possible loss of principal.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

The potential impact of changes in monetary policy and interest rates may negatively affect our operations.

Our operating results may be significantly affected (favorably or unfavorably) by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the United States government and by the policies of various regulatory agencies. Our earnings will depend significantly upon our interest rate spread (i.e., the difference between the interest rate earned on our loans and investments and the interest raid paid on our deposits and borrowings). Like many financial institutions, we may be subject to the risk of fluctuations in interest rates, which, if significant, may have a material adverse effect on our operations.

We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions or breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	Telecommunications;

•	Data processing;

•	Automation;

•	Internet-based banking, including personal computers, mobile phones and tablets;

•	Telephone banking;

•	Debit cards and so-called “smart cards”; and

•	Remote deposit capture.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.cnob.com, including internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches which could expose us to claims by customers or other third parties. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

If and when the Bank becomes subject to increased internal control reporting under FDIC regulations, if it cannot favorably assess the effectiveness of its internal controls over financial reporting or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, we may be subject to additional regulatory scrutiny.

If and when the Bank’s total assets exceed $1.0 billion, it will be subject to further reporting requirements under the rules of the FDIC as of for the fiscal year in which it exceeds such threshold. Pursuant to these rules, management will be required to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. The Bank will also be required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting that includes the call report and/or the FR Y-9C report. The rules that must be met for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of the Bank’s internal controls over financial reporting. In addition, in connection with the attestation process, the Bank may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from its independent registered public accounting firm. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments

Item 2. Properties.

Bank Premises

The Bank leases its main office and seven branch locations. The Bank’s headquarters and main branch is a three story brick and glass building located on Sylvan Avenue in Englewood Cliffs, in the heart of Englewood Cliffs’ commercial business district, easily accessible from major highways including Route 80, the New Jersey Turnpike and the Palisades Parkway. In addition, Sylvan Avenue is a major north-south corridor and approach to the George Washington Bridge.

•

The Lemoine Avenue, Fort Lee office is located at 1620 Lemoine Avenue in a strip mall on a major north south through way in the center of town. The strip mall has seven parking spaces, two of which are dedicated to the Bank.

•

The Palisades Avenue, Fort Lee office is located at 899 Palisades Avenue on the corner of Palisades Avenue and Columbia Avenue which is right on the border with Cliffside Park. This location features a drive-through and on-site parking. This branch was a former Bridgeview Bank branch location and is familiar to many of our customers who had banked there in the past.

•

The Cresskill office is located at One Union Avenue in Cresskill, a prominent corner location on Piermont and Union Avenues in the heart of Cresskill. The facility has a drive-through and on-site parking.

•

The Hackensack office is located at the intersection of Essex Street and Railroad Avenue, a high visibility location between the County Courthouse and Hackensack University Medical Center. This facility has a two lane drive-through and plenty of parking. It is convenient to all the major highways, and especially to the legal and medical professions in the area.

•	The West New York office is located at the intersection of Park Avenue and 60th Street. The facility has a drive-through and onsite parking, a rarity in the Hudson County Market.

•

The Ridgewood office is located on Ridgewood Avenue. The facility is located in a highly visible position between the Post Office and Starbucks in downtown Ridgewood. This branch was formerly a branch of Citizens Community Bank; we acquired it from FDIC receivership in May 2009 when we entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of the failed bank.

•	The Holmdel office is located at 963 Holmdel Road. The facility is located one block from Main St., has a two lane drive-through and shares a location with a prominent local realtor.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “CNOB” since February 12, 2013. Prior to that time, there was no public market for our stock.

Holders of Record

As of March 26, 2013, there were 586 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock since the formation of the Bank in 2005, and expect that we will continue to retain earnings to augment our capital base and finance future growth. Therefore, investors should not purchase shares of common stock with a view for a current return on their investment in the form of cash dividends.

Use of Proceeds

On February 11, 2013 our registration statement on Form S-1 (File No. 333-185979) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 1,840,000 shares of our common stock at a price to the public of $28.00 per share.

As a result of the offering, we received net proceeds of approximately $47.8 million, after deducting approximately $3.3 million in underwriting discounts and commissions and approximately $350,000 in IPO-related expenses.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 12, 2013 pursuant to Rule 424(b).

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2012.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	300,438	12.32	269,074
Equity compensation plans not approved by security holders	—	—	—

Total	300,438	12.32	269,074

Item 6. Selected Financial Data.

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
SELECTED BALANCE SHEET DATA
Total assets	$929,926	$729,741	$602,377
Gross loans	849,269	629,459	494,186
Allowance for loan losses	13,246	9,617	7,414
Securities available for sale	19,252	27,435	24,025
Goodwill and other intangible assets	260	260	260
Deposits	769,318	609,421	482,685
Tangible common stockholders’ equity(1)	72,102	40,093	33,715
Total stockholders’ equity	72,362	56,857	49,299
Average total assets	831,451	665,292	560,851
Average common stockholders’ equity	55,894	37,468	31,092
SELECTED INCOME STATEMENT DATA
Interest income	$40,787	$33,676	$28,963
Interest expense	6,319	6,207	6,051

Net interest income	34,468	27,469	22,912
Provision for loan losses	3,990	2,355	2,930

Net interest income after provision for loan losses	30,478	25,114	19,982
Non-interest income	1,142	1,113	900
Non-interest expense	17,488	15,057	12,941
Income tax expense	5,711	4,504	3,212

Net income	8,421	6,666	4,729
Dividends on preferred shares	354	600	479

Net income available to common stockholders	$8,067	$6,066	$4,250

(1)

These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

	At or for the Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
PER COMMON SHARE DATA:
Basic earnings per share	$2.99	$2.71	$1.91
Diluted earnings per share	2.63	2.18	1.61
Book value per common share	22.86	17.99	15.16
Tangible book value per common share	22.77	17.87	15.04
Basic weighted average common shares	2,700,772	2,242,085	2,227,296
Diluted weighted average common shares	3,196,558	3,063,076	2,938,655
SELECTED PERFORMANCE RATIOS
Return on average assets	1.01%	1.00%	0.84%
Return on average common stockholders’ equity	14.43%	16.19%	13.67%
Net interest margin	4.20%	4.21%	4.22%
Efficiency ratio(1)(2)	49.1%	52.9%	54.3%
SELECTED ASSET QUALITY RATIOS
Nonaccrual loans to total loans	0.93%	1.02%	0.82%
Nonaccrual loans and loans past due
90 days and still accruing to total loans	0.93%	1.02%	0.97%
Non-performing assets(3) to total assets	0.90%	0.88%	0.67%
Allowance for loan losses to total loans	1.56%	1.53%	1.50%
Allowance for loan losses to non-accrual loans	166.8%	149.4%	183.1%
Net loan charge-offs to average loans	0.05%	0.03%	0.06%
CAPITAL RATIOS (Consolidated)
Leverage ratio	7.84%	7.76%	8.19%
Risk-based Tier 1 capital ratio	9.26%	9.90%	10.16%
Risk-based total capital ratio	10.52%	11.15%	11.41%
Tangible common equity to tangible assets(1)	7.76%	5.50%	5.60%

(1)

These measures are not measures recognized under generally accepted accounting principles (United States) (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Efficiency ratio is total non-interest expenses divided by the sum of net interest income and total other income (excluding securities gains/(losses)).

(3)	Non-performing assets are defined as nonaccrual loans plus other real estate owned.

Non-GAAP Financial Measures.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Efficiency Ratio
Non-interest expense (numerator)	$17,488	$15,057	$12,941

Net interest income	34,468	27,469	22,912
Non-interest income	1,142	1,113	900
Less: gains on sales of securities	—	(96)	—

Adjusted operating revenue (denominator)	$35,610	$28,486	$23,812

Efficiency Ratio	49.1%	52.9%	54.3%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common equity	$72,362	$40,353	$33,975
Less: intangible assets	(260)	(260)	(260)

Tangible common equity	$72,102	$40,093	$33,715

Total assets	$929,926	$729,741	$602,377
Less: Intangible assets	(260)	(260)	(260)

Tangible assets	$929,666	$729,481	$602,117

Tangible Common Equity/Tangible Assets	7.76%	5.50%	5.60%
Tangible Book Value per Common Share
Book Value Per Common Share	$22.86	$17.99	$15.16
Less: Effects of intangible assets	(0.09)	(0.12)	(0.12)

Tangible Book Value per Common Share	$22.77	$17.87	$15.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A—Risk Factors as well as the following factors:

•	the success or failure of our efforts to implement our business strategy;

•	the effect of changing economic conditions and, in particular, changes in interest rates;

•	changes in government regulations, tax rates and similar matters;

•	our ability to attract and retain quality employees; and

•	other risks which may be described in our future filings with the SEC

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and probable incurred losses included in the portfolio, including giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declines in real estate values, or if the Central or Northern areas of New Jersey experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control.

Overview and Strategy

We serve as a holding company for the Bank, which is our primary asset and only operating subsidiary. We follow a business plan that emphasizes the delivery of customized banking services in our market area to customers who desire a high level of personalized service and responsiveness. The Bank conducts a traditional banking business, making commercial loans, consumer loans and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies upon deposits as the primary funding source for its assets. The Bank offers traditional deposit products.

Many of our customer relationships start with referrals from existing customers. We then seek to cross sell our products to customers to grow the customer relationship. For example, we will frequently offer an interest rate concession on credit products for customers that maintain a non-interest bearing deposit account at the Bank. This strategy has lowered our funding costs and helped slow the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s significant growth and increasing profitability demonstrate the need for and success of our brand of banking.

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid to fund those interest-earning assets, which is also affected by the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and non-interest expenses.

Operating Results Overview

Net income for the year ended December 31, 2012 was $8.4 million, an increase of $1.7 million, or 26.3%, compared to net income of $6.7 million for 2011. Net income available to common shareholders for the year ended December 31, 2012 was $8.1 million, an increase of $2.0 million, or 33.0%, compared to net income available to common shareholders of $6.1 million for 2011. Diluted earnings per share were $2.63 for 2012, a 20.6% increase from $2.18 for 2011. Net income available to common shareholders and diluted earnings per share were impacted by three series of convertible preferred stock issued at various times between 2009 and 2012. During 2012, all three series of preferred stock were converted into common shares and, as of December 31, 2012, stockholders’ equity was comprised solely of common equity.

The increases in net income, net income available to common shareholders, and diluted earnings per share were primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from overall sound credit quality.

Net Interest Income

For the year ended December 31, 2012, net interest income was $34.5 million, an increase of $7.0 million, or 25.5%, compared to net interest income of $27.5 million in 2011. The increase in net interest income was largely attributable to growth in average interest-earning assets, principally loans, which increased by 29.6% to $743.2 million in 2012 from $573.6 million in 2011. The net interest margin remained relatively stable at 4.20% in 2012 as compared to 4.21% for the prior year period, as reduced yields on our loan portfolio resulting from the persistently low interest rate environment were offset by a lower cost of funds and a higher level of loan prepayment fees.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2012, 2011 and 2010 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest earning assets:
Investment securities(1)	$31,009	$1,079	3.48%	$43,980	$1,505	3.42%	$48,154	$1,805	3.75%
Loans receivable(2)(3)	743,178	39,677	5.34%	573,648	32,113	5.60%	446,048	27,054	6.07%
Federal funds sold and interest- earning deposits with banks	46,902	31	0.07%	35,339	58	0.16%	49,110	104	0.21%

Total interest-earning assets	821,089	40,787	4.97%	652,967	33,676	5.16%	543,312	28,963	5.33%
Allowance for loan losses	(11,196)			(8,651)			(5,855)
Non-interest earning assets	21,558			20,976			23,394

Total assets	$831,451			$665,292			$560,851

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$313,475	1,397	0.45%	$270,374	2,356	0.87%	$242,918	2,621	1.08%
Time deposits	229,150	3,380	1.48%	160,580	2,532	1.58%	134,355	2,273	1.69%

Total interest-bearing deposits	542,625	4,777	0.88%	430,954	4,888	1.13%	377,273	4,894	1.30%
Borrowings	77,473	1,349	1.74%	68,217	1,121	1.64%	57,720	956	1.66%
Capital lease obligation	3,224	193	5.99%	3,293	198	6.01%	3,346	201	6.01%

Total interest-bearing liabilities	623,322	6,319	1.01%	502,464	6,207	1.24%	438,339	6,051	1.38%
Noninterest-bearing deposits	138,155			106,174			77,722
Other liabilities	4,345			2,970			2,214
Stockholders’ equity	65,629			53,684			42,576

Total liabilities and stockholders’ equity	$831,451			$665,292			$560,851

Net interest income/interest rate spread		$34,468	3.95%		$27,469	3.92%		$22,912	3.95%

Net interest margin(4)			4.20%			4.21%			4.22%

(1)	Average balances are calculated on amortized cost and include investments in restricted stock.

(2)	Includes loan fee income.

(3)	Loans receivable include non-accrual loans.

(4)	Represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	For the Year Ended December 31, 2012 versus 2011			For the Year Ended December 31, 2011 versus 2010
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Investment securities	$(452)	$26	$(426)	$(150)	$(150)	$(300)
Loan receivable	8,969	(1,405)	7,564	6,923	(1,864)	5,059
Federal funds sold and interest-	—	—	—	—	—	—
earning deposits with banks	33	(60)	(27)	(26)	(20)	(46)

Total interest income	$8,550	$(1,439)	$7,111	$6,747	$(2,034)	$4,713

Interest Expense:
Savings, NOW, Money Market, Interest Checking	$464	$(1,423)	$(959)	$377	$(642)	$(265)
Time deposits	999	(151)	848	397	(138)	259
Borrowings	158	70	228	172	(7)	165
Capital lease obligation	(4)	(1)	(5)	(3)	0	(3)

Total interest expense	$1,617	$(1,505)	$112	$943	$(787)	$156

Net interest income	$6,933	$66	$6,999	$5,804	$(1,247)	$4,557

Provision for Loan Losses

In determining the provision for loan losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan and lease review.

For the year ended December 31, 2012, the provision for loan losses was $4.0 million, an increase of $1.6 million, compared to the provision for loan losses of $2.4 million for the same period in 2011. The increase is substantially attributable to the increased loan growth in 2012 versus 2011.

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, gains on sale of residential mortgages, card (ATM, credit and debit cards) income and fees from a title insurance agency in which the Bank is a 49% owner. Non-interest income amounted to $1.1 million for both 2012 and 2011. Card income grew by approximately $80,000 in 2012 versus 2011, while 2011 included $96,000 in securities gains. To date, the Bank has de-emphasized fee income, focusing instead on customer growth and retention.

Non-Interest Expense

Noninterest expenses have increased significantly since inception of the Bank as we have expanded our geographic reach and invested in our infrastructure to support our strong asset growth. For the year ended December 31, 2012, noninterest expenses totaled $17.5 million, a $2.4 million, or 16.1%, increase from $15.1 million for the year ended December 31, 2011. The largest factor contributing to the year-over-year increase was salaries and employee benefits expense, which increased by $1.4 million to $8.4 million in 2012 from $6.9 million in 2011; this increase was primarily a result of increased staffing levels, particularly at the executive and senior management level. Also contributing to the increase were data processing expenses ($260,000), advertising and promotion expenses ($133,000) and other expenses ($574,000). The increases in these categories were all primarily related to the Company’s increased volume of business.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the recent improvements in our efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio improved from 52.9% in 2011 to 49.1% in 2012.

Income Taxes

Income tax expense was $5.7 million for the year ended December 31, 2012 versus $4.5 million for the year ended December 31, 2011. The effective tax rate was approximately 40% for all periods presented representing the combined federal and state statutory tax rates for a New Jersey corporation, and reflecting no tax-advantaged investments such as municipal securities or bank owned life insurance. Management has thus far taken a conservative approach to the Company’s tax position and is currently exploring various strategies to potentially lower our effective tax rates in the future.

Financial Condition Overview

At December 31, 2012, total assets were $930.0 million, an increase of $200.2 million, or 27.4%, from $729.7 million at December 31, 2011. At December 31, 2012, net loans receivable were $835.6 million, an increase of $215.8 million, or 34.8%, from $619.8 million at December 31, 2011. At December 31, 2012, total deposits were $769.3 million, an increase of $159.9 million, or 26.2%, compared to $609.4 million at December 31, 2011.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Hudson, Bergen and Monmouth Counties, New Jersey. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality customer service, competitive rate structures and selective marketing have enabled it to gain market entry.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi- family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2012 and 2011, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit, and business term loans as economic conditions have stabilized and begun to improve, (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Gross loans at December 31, 2012 totaled $849.3 million, an increase of $219.8 million, or 34.9%, over gross loans at December 31, 2011 of $629.5 million. The biggest component of our loan portfolio at December 31, 2012 and December 31, 2011 was commercial real estate loans. Our commercial real estate loans at December 31, 2012 were $549.2 million, an increase of $173.5 million, or 46.2%, over commercial real estate loans at December 31, 2011 of $375.7 million. Our commercial loans were $147.5 million at December 31, 2012, an increase of $39.4 million, or 36.4%, over commercial loans at December 31, 2011 of $108.1 million. Our commercial construction loans at December 31, 2012 were $36.9 million, an increase of $8.4 million, or 29.2%, over commercial construction loans at December 31, 2011 of $28.5 million. Our residential real estate loans were $83.0 million at December 31, 2012, a decrease of $5.7 million, or 6.4%, over residential real estate loans at December 31, 2011 of $88.7 million. Our home equity loans were $31.0 million at December 31, 2012, an increase of $3.4 million, or 12.3%, over home equity loans of $27.6 million at December 31, 2011. Our consumer loans at December 31, 2012 were $1.8 million, an increase of $0.9 million, 102.2%, over consumer loans of $0.9 million at December 31, 2011. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality customer service strategy, which has led to continued customer referrals.

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of December 31, 2012, 2011, 2010, 2009, and 2008:

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial	$147,455	17.4%	$108,066	17.2%	$106,544	21.6%	$78,217	19.6%	$58,686	19.3%
Commercial real estate	549,218	64.7%	375,719	59.7%	259,694	52.5%	230,324	57.8%	155,272	51.2%
Commercial construction	36,872	4.3%	28,543	4.5%	37,065	7.5%	24,111	6.1%	36,473	12.0%
Residential real estate	82,962	9.8%	88,666	14.1%	64,648	13.1%	39,764	10.0%	31,033	10.2%
Home equity	30,961	3.6%	27,575	4.4%	25,056	5.1%	25,000	6.3%	21,617	7.1%
Consumer	1,801	0.2%	890	0.1%	1,179	0.2%	870	0.2%	617	0.2%

Total gross loans	$849,269	100.0%	$629,459	100.0%	$494,186	100.0%	$398,286	100.0%	$303,698	100.0%

The following table sets forth the classification of our gross loans held for investment by loan portfolio class and by fixed and adjustable rate loans as of December 31, 2012 and 2011 in term of contractual maturity.

	As of December 31, 2012			As of December 31, 2011
	Due Under One Year	Due 1-5 Years	Due More than Five Years	Due Under One Year	Due 1-5 Years	Due More than Five Years
	(dollars in thousands)
Commercial	$54,601	$81,619	$11,235	$49,561	$46,068	$12,437
Commercial real estate	20,139	43,101	485,978	13,718	35,632	326,369
Commercial construction	32,513	4,359	—	21,006	7,537	—
Residential real estate	1,437	12,955	68,570	3,318	6,713	78,635
Home equity	—	3,141	27,820	—	3,558	24,017
Consumer	623	1,128	50	38	644	208

Total gross loans	$109,313	$146,303	$593,653	$87,641	$100,152	$441,666

Fixed	$60,678	$123,008	$573,509	$36,297	$87,021	$406,350
Adjustable	48,635	23,295	20,144	51,344	13,131	35,316

Total gross loans	$109,313	$146,303	$593,653	$87,641	$100,152	$441,666

Asset Quality

General. One of our key objectives is to maintain a high level of asset quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts typically are made 15 days after the date the payment is due, and late notices are sent approximately 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are delinquent 30 days or more are reported to the board of directors of the Bank on a monthly basis.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as OREO until sold. OREO is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property is usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of OREO are charged to operations, as incurred.

We account for our impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial and construction loans are individually evaluated for impairment. The recorded investments of impaired loans amounted to $12.0 million at December 31, 2012, compared to $13.0 million at December 31, 2011.

In limited situations we will modify or restructure a borrower’s existing loan terms and conditions. A restructured loan is considered a troubled debt restructuring (“TDR”) when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower in modifying or renewing a loan that the institution would not otherwise consider. We had five TDRs totaling $3.0 million, which, as of December 31, 2012, were currently performing under their restructured terms. Subsequent to December 31, 2012, one of these credits, with a balance of $0.6 million was taken into OREO, with a related charge-off of $0.1 million.

Asset Classification. Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	As of December 31,
	2012	2011
	(dollars in thousands)
Classified Assets:
Substandard	$18,462	$20,323
Doubtful	—	—
Loss	—	—

Total classified assets	18,462	20,323

Special mention assets	18,336	11,810

Total classified and special mention assets	$36,798	$32,133

Delinquent Loans. The following tables show the delinquencies in our loan portfolio as of the dates indicated.

	At December 31, 2012 Loans Delinquent For:						At December 31, 2012
	30-89 Days			90 Days and Greater			Total Delinquent Loans
	Number	Amount	% of Total Delinquent Loans 30- 89 Days	Number	Amount	% of Total Delinquent Loans 90 Days or Greater	Number	Amount	% of Total Delinquent Loans
	(dollars in thousands)
Commercial	—	$—	0.0%	1	$273	5.4%	1	$273	3.9%
Commercial real estate	1	142	7.3%	2	2,446	48.1%	3	2,588	36.8%
Commercial construction	—	—	0.0%	—	—	0.0%	—	—	0.0%
Residential real estate	1	1,769	90.9%	1	2,369	46.5%	2	4,138	58.8%
Home equity	1	35	1.8%	—	—	0.0%	1	35	0.5%
Consumer	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	3	$1,946	100.0%	4	$5,088	100.0%	7	$7,034	100.0%

	At December 31, 2011 Loans Delinquent For:						At December 31, 2011
	30-89 Days			90 Days and Greater			Total Delinquent Loans
	Number	Amount	% of Total Delinquent Loans 30- 89 Days	Number	Amount	% of Total Delinquent Loans 90 Days or Greater	Number	Amount	% of Total Delinquent Loans
	(dollars in thousands)
Commercial	—	$—	0.0%	3	$388	6.0%	3	$388	5.7%
Commercial real estate	—	—	0.0%	4	6,049	94.0%	4	6,049	88.8%
Commercial construction	1	289	75.7%	—	—	0.0%	1	289	4.2%
Residential real estate	1	83	21.7%	—	—	0.0%	1	83	1.2%
Home equity	1	10	2.6%	—	—	0.0%	1	10	0.1%
Consumer	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	3	$382	100.0%	7	$6,437	100.0%	10	$6,819	100.0%

Non-Performing Assets, TDRs, and Loans 90 Days Past Due and Accruing. The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans:
Commercial	$3,124	$388	$—	$—	$—
Commercial real estate	2,446	6,049	2,538	—	—
Commercial construction	—	—	—	—	—
Residential real estate	2,369	—	1,511	2,197	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

Total nonaccrual loans	7,939	6,437	4,049	2,197	—
Other real estate owned	433	—	—	—	—

Total non-performing assets(1)	$8,372	$6,437	$4,049	$2,197	$—

Loans past due 90 days and still accruing	$—	$—	$723	$—	$—

Performing troubled debt restructured loans	$2,996	$4,831	$—	$—	$—

Nonaccrual loans to total loans	0.93%	1.02%	0.82%	0.55%	—
Nonaccrual loans and loans past due 90 days and still accruing to total loans	0.93%	1.02%	0.97%	0.55%	—
Non-performing assets to total assets(1)	0.90%	0.88%	0.67%	0.43%	—

(1)	Non-performing assets are defined as nonaccrual loans plus other real estated owned.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. We maintain an allowance for loan losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for loan losses.

At December 31, 2012, the allowance for loan losses was $13.2 million, an increase of $3.6 million or 37.7%, from $9.6 million for the year ended December 31, 2011. Net charge-offs totaled $0.4 million during 2012 and $0.2 million for 2011. The allowance for loan losses as a percentage of loans receivable was 1.56% at December 31, 2012 and 1.53% at December 31, 2011.

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance at beginning of period	$9,617	$7,414	$4,759	$3,316	$2,003

Provision charged to operating expenses	3,991	2,355	2,930	1,455	1,288

Recoveries of loans previously charged-off:
Commercial	—	—	18	1	30
Consumer	31	—	—	—	—
Residential real estate	—	—	—	—	—

Total recoveries	31	—	18	1	30
Loans charged-off:
Commercial	(240)	—	(293)	(13)	(5)
Consumer	—	(62)	—	—	—
Residential real estate	(153)	(90)	—	—	—

Total charge-offs	(393)	(152)	(293)	(13)	(5)

Net charge-offs	(362)	(152)	(275)	(12)	25

Balance at end of period	$13,246	$9,617	$7,414	$4,759	$3,316

Net charge-offs to average loans outstanding	0.05%	0.03%	0.06%	0.00%	(0.01)%

Allowance for loan losses to total loans	1.56%	1.53%	1.50%	1.19%	1.09%

The following table sets forth, by loan portfolio class, the amount and percentage of our allowance for loan losses attributable to such class, and the percentage of total loans represented by such class, as of the dates indicated:

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
	(dollars in thousands)
Commercial	$2,402	18.1%	17.4%	$653	6.8%	17.2%	$634	8.6%	21.6%
Commercial real estate	7,718	58.3%	64.7%	5,658	58.8%	59.7%	2,902	39.1%	52.5%
Commercial construction	660	5.0%	4.3%	430	4.5%	4.5%	808	10.9%	7.5%
Residential real estate	1,542	11.6%	9.8%	2,534	26.4%	14.1%	2,773	37.4%	13.1%
Home equity	617	4.7%	3.6%	339	3.5%	4.4%	292	3.9%	5.1%
Consumer	41	0.3%	0.2%	3	0.0%	0.1%	5	0.1%	0.2%
Unallocated	266	2.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%

Total	$13,246	100.0%	100.0%	$9,617	100.0%	100.0%	$7,414	100.0%	100.0%

	As of December 31, 2009			As of December 31, 2008
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
	(dollars in thousands)

Commercial	$407	8.6%	19.6%	$284	8.6%	19.3%
Commercial real estate	1,863	39.1%	57.8%	1,298	39.1%	51.2%
Commercial construction	519	10.9%	6.1%	361	10.9%	12.0%
Residential real estate	1,780	37.4%	10.0%	1,240	37.4%	10.2%
Home equity	187	3.9%	6.3%	131	3.9%	7.1%
Consumer	3	0.1%	0.2%	2	0.1%	0.2%
Unallocated	—	0.0%	0.0%	—	0.0%	0.0%

Total	$4,759	100.0%	100.0%	$3,316	100.0%	100.0%

Investment Securities

Our investment portfolio remains modest in size relative to our total assets and loan portfolio. Nevertheless, the investment portfolio provides and additional source of interest income and liquidity. The portfolio is composed of obligations of U.S. Government Agencies, mortgage-backed securities and Community Reinvestment Act (“CRA”) related investments.

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase. Securities are classified as HTM based upon management’s intent and our ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for resale in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. We have no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities, whether AFS or HTM, at the time of purchase. The carrying value of our AFS investment securities portfolio at December 31, 2012 was $19.3 million, a decrease of $8.1 million, or 29.8%, from December 31, 2011 of $27.4 million. The carrying value of our HTM investment securities portfolio at December 31, 2012 was $2.0 million, a decrease of $1.7 million, or 46.3%, from $3.7 million at December 31, 2011. The decreases in both AFS and HTM portfolios were primarily due to paydowns of mortgage-backed securities and the calls of two securities in our AFS portfolio, and application of the proceeds to fund new loan demand.

The following table summarizes the fair value of our non-equity AFS investment securities portfolio for the dates presented:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Available for sale
U.S. Government agency	$1,005	$4,036	$6,762
Mortgage backed-securities	12,029	17,226	11,274
CRA investment fund	6,218	6,173	5,989

Total available for sale	$19,252	$27,435	$24,025

The following table sets the maturity distribution of our non-equity AFS investment securities portfolio for the periods presented:

	December 31, 2012
	Due Under 1 Year		Due 1-5 Years		> 5 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government agency	$1,005	1.78%	$—	—	$—	—
Mortgage backed-securities	—	—	—	—	12,029	3.84%

Total	$1,005	1.78%	$—	—	$12,029	3.84%

	December 31, 2011
	Due Under 1 Year		Due 1-5 Years		> 5 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government agency	$—	—	$3,025	1.59%	$1,011	2.00%
Mortgage backed-securities	—	—	—	—	17,226	3.94%

Total	$—	—	$3,025	1.59%	$18,237	3.83%

Refer to Note 2-Securities in the consolidated financial statements for more information regarding our AFS and HTM securities.

Deposits

Deposits are our primary source of funds. Average total deposits increased $143.7 million, or 26.7%, to $680.8 million in 2012 from $537.1 million in 2011. Transaction and non-transaction (time) deposits have grown as the Bank’s customer base has expanded.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2012 Average		2011 Average		2010 Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand, non-interest bearing	$138,155	—	$106,174	—	$77,722	—
Demand, interest bearing & NOW	57,818	0.25%	25,813	0.79%	16,089	0.96%
Money market accounts	177,180	0.51%	163,561	0.83%	174,055	1.06%
Savings	78,477	0.44%	81,000	0.99%	52,774	1.18%
Time	229,150	1.48%	160,580	1.58%	134,355	1.69%

Total Deposits	$680,780	0.70%	$537,128	0.91%	$454,995	1.07%

The following table summarizes the maturity distribution of time deposits in denominations of $100,000 or more:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
3 months or less	$33,033	$19,462
3 to 6 months	47,758	34,887
6 to 12 months	58,517	13,485
Over 12 months	55,780	55,582

Total	$195,088	$123,416

Borrowings

Long-term borrowings consist of long term advances from the Federal Home Loan Bank. These advances are secured, under the terms of a blanket collateral agreement, by commercial mortgage loans. As of December 31, 2012 and December 31, 2011, the Company had $79.6 million in notes outstanding at a weighted average interest rate of 1.7% and $55.6 million in notes outstanding at a weighted average interest rate of 2.1%, respectively.

The following table summarizes short-term borrowings, (borrowings with maturities of one year or less) which consist of federal funds purchased, repurchase agreements and weighted average interest rates paid:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Average daily amount of short-term borrowings outstanding during the period	$—	$19,263	$22,400
Weighted average interest rate on average daily short-term borrowings	—	0.35%	0.39%
Maximum outstanding short-term borrowings outstanding at any month-end	$—	$28,860	$26,631
Short-term borrowings outstanding at period end	$—	$—	$22,189
Weighted average interest rate on short-term borrowings at period end	—	—	0.69%

Liquidity

Liquidity is a measure of a bank’s ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

At December 31, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2012, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $71.5 million, which represented 7.7% of total assets and 9.3% of total deposits and borrowings, compared to $90.0 million at December 31, 2011, which represented 12.3% of total assets and 14.7% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2012, had the ability to borrow $341.4 million. In addition, at December 31, 2012, the Bank had in place additional borrowing capacity of $5.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged at year-end 2012. At December 31, 2012, the Bank had aggregate available and unused credit of $266.8 million, which represents the aforementioned facilities totaling $346.4 million net of $79.6 million in outstanding borrowings. At December 31, 2012, outstanding commitments for the Bank to extend credit were $130.9 million.

Cash and cash equivalents decreased by $8.6 million or 14.4%, from $59.2 million at December 31, 2011 to $50.6 million at December 31, 2012. The decrease was primarily due to a $212.6 million increase in investing activities, largely an increase in loans receivable, partially offset by $191.0 million in financing activities, including an increase in deposits and a net increase in FHLB borrowings, and by $13.0 million from operating activities.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit analyses in making commitments and conditional obligations as we do for on-balance-sheet instruments. Commitments under standby letters of credit, both financial and performance do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Further discussion of these commitments is included in Note 12 to the consolidated financial statements.

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2012 and December 31, 2011. Further discussion of these commitments is included in Notes 4, 5 and 7 to the Consolidated Financial Statements.

Contractual Obligation	December 31, 2012				December 31, 2011
	Total	2013-2015	2016-2017	2018 and later	Total	2012-2014	2015-2016	2017 and later
	(dollars in thousands)
Operating Lease Obligations	$4,256	$2,579	$993	$684	$4,733	$2,215	$1,492	$1,026
Capital Lease Obligations	5,069	851	584	3,634	5,332	824	584	3,924
Federal Home Loan Bank Borrowings	79,568	54,568	10,000	15,000	55,556	22,850	17,706	15,000
Time Deposits	275,472	229,472	16,702	29,298	186,741	161,894	20,891	3,956

Operating leases represent obligations entered into by us for the use of land, premises and equipment. The leases generally have escalation terms based upon certain defined indexes.

Interest Rate Sensitivity Analysis

The principal objective of our asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given our business focus, operating environment, and capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. We seek to reduce the vulnerability of our operations to changes in interest rates, and actions in this regard are taken under the guidance of the Bank’s Asset Liability Committee (the “ALCO”). The ALCO generally reviews our liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2012 and December 31, 2011 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of December 31, 2012, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.6%, while a 100 basis-point decrease in interest rates will decrease net interest income by 0.5%. As of December 31, 2011, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 1.8%.

In our model, which was run as of December 31, 2012, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in interest rates will decrease net interest income by 2.8%. As of December 31, 2011, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 3.9%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 4.9%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of December 31, 2012, would decline by 19.37% with a rate shock of up 200 basis points, and increase by 9.73% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2011, would decline by 13.05% with a rate shock of up 200 basis points, and increase by 5.85% with a rate shock of down 100 basis points.

Capital

A significant measure of the strength of a financial institution is its capital base. The Federal regulators of the Company and the Bank have classified and defined capital into the following components: (1) Tier 1 Capital, which includes tangible stockholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) Tier 2 Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier 1 Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Bank’s assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

The Company and the Bank are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital as a percentage of risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 Capital as a percentage of average tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios:

	At December 31, 2012			At December 31, 2011
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
The Company:
Leverage ratio	7.84%	4.00%	n/a	7.76%	4.00%	n/a
Tier 1 Risk-based capitalization	9.26%	4.00%	n/a	9.90%	4.00%	n/a
Total Risk-based capitalization	10.52%	8.00%	n/a	11.15%	8.00%	n/a
The Bank:
Leverage ratio	7.84%	4.00%	5.00%	7.76%	4.00%	5.00%
Tier 1 Risk-based capitalization	9.26%	4.00%	6.00%	9.89%	4.00%	6.00%
Total Risk-based capitalization	10.51%	8.00%	10.00%	11.15%	8.00%	10.00%

The Company’s tangible common equity ratio was 7.76% as of December 31, 2012, and 5.50% as of December 31, 2011.

Over the past several years, we issued shares of preferred stock in order to augment our capital base. In 2009, we issued 125,000 shares of our Series A Preferred Stock and 400,000 shares of our Series B Stock; in 2010, we issued 241,175 shares of our Series B Preferred Stock; in 2011, we issued 59,025 shares of our Series B Preferred Stock; and in 2012 we issued 7,500 shares of our Series C Preferred Stock. All of these shares were issued pursuant to exemptions from registration under Section 5 of the Securities Act. We received an aggregate of $24.0 million in proceeds from the sale of these preferred shares. In accordance with the terms of each class of preferred stock, all of our outstanding preferred stock converted, during 2012, into shares of our common stock. We issued an aggregate of 909,921 shares of our common stock upon conversion of our outstanding preferred stock, and as of December 31, 2012, no shares of our preferred stock were outstanding. We converted our outstanding preferred stock to common stock because (i) our Board believed the Company would be better served by maintaining a more simplified capital structure and (ii) the Board believed regulatory agencies look more favorably on common stock as a capital component.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. Therefore, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

Interest rate risk management is our primary market risk. See Item 7—“Management’s Discussion and Analysis—Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

Inflation Risk Management

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal levels in order to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The forgoing shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. In addition, this information shall not be deemed to be incorporated by reference into any of the Registrant’s filings with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in any such filing.

/s/ FRANK SORRENTINO III	/s/ WILLIAM S. BURNS
Frank Sorrentino III. Chairman & Chief Executive Officer	William S. Burns Executive Vice President & Chief Financial Officer

(c) Changes in internal controls:

In our subsequent review of financial information for the nine months ended September 30, 2012 included in our initial confidential draft registration statement on Form S-1 filed with the Securities and Exchange Commission, we identified an error in the diluted earnings per share calculation for that period. The error resulted from an incorrect mathematical calculation used in the “if converted” method of calculating diluted earnings per share, specifically with respect to the number of days outstanding for the convertible preferred stock issuances which were converted entirely in 2012. The error had no impact on equity, net income, or net income available to common stockholders. As a result, we restated our diluted earnings per share disclosure in the prospectus contained in the registration statement on Form S-1.

When such errors occur, we evaluate the impact on our internal controls over financial reporting. Because our controls did not timely identify the error in the financial statements included in our initial confidential draft registration statement with respect to the nine months ended September 30, 2012, we have concluded that a material weakness existed with respect to this matter at September 30, 2012, which ultimately necessitated the aforementioned restatement. In reviewing calculations of diluted earnings per share for periods subsequent to September 30, 2012, our controls discovered the error and our calculation was modified to properly reflect the correct number of days outstanding, including the restatement of September 30, 2012 and the other affected period, the eleven months ended November 30, 2012 included in the prospectus included in the registration statement on Form S-1. There was no effect on other periods presented as the error occurred only in the periods during which preferred stock was converted to common stock. Furthermore, since all of the shares of convertible preferred stock have been converted, there will be no effect on future period presentations. Management has concluded that the material weakness has been fully remediated as of November 30, 2012.

Other than as described above, there were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this part is included in the definitive Proxy Statement for the Company’s 2013 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.

Item 11. Executive Compensation.

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2013 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2013 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2013 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit 3(i).1	Restated Certificate of Incorporation(1)
Exhibit 3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation(1)
Exhibit 3(ii)	Bylaws(1)
Exhibit 10.1	Employment Agreement of Frank Sorrentino III effective as of January 1, 2013(1)
Exhibit 10.2	Change in Control Agreement of Laura Criscione dated May 7, 2008(1)
Exhibit 10.3	Change in Control Agreement of Elizabeth Magennis dated October 22, 2007(1)
Exhibit 10.4	Employment Agreement with William S. Burns dated September 18, 2012(1)
Exhibit 10.5	North Jersey Community Bank 2005 Stock Option Plan—A(1)
Exhibit 10.6	North Jersey Community Bank 2005 Stock Option Plan—B(1)
Exhibit 10.7	North Jersey Community Bank 2006 Equity Compensation Plan(1)
Exhibit 10.8	North Jersey Community Bank 2008 Equity Compensation Plan(1)
Exhibit 10.9	North Jersey Community Bank 2009 Equity Compensation Plan(1)
Exhibit 10.10	2012 Equity Compensation Plan(1)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	Section 1350 Certifications

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-185979, declared effective on February 11, 2012

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated balance sheets of ConnectOne Bancorp, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ConnectOne Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Livingston, New Jersey
March 27, 2013

CONNECTONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
	(dollars in thousands)
ASSETS
Cash and due from banks	$3,242	$5,147
Interest-bearing deposits with banks	47,387	54,029

Cash and cash equivalents	50,629	59,176
Securities available for sale	19,252	27,435
Securities held to maturity, fair value of $2,084 at 2012 and $3,844 at 2011	1,985	3,694
Loans held for sale	405	140
Loans receivable	848,842	629,371
Less: Allowance for loan losses	(13,246)	(9,617)

Net loans receivable	835,596	619,754
Investment in restricted stock, at cost	4,744	3,378
Bank premises and equipment, net	7,904	8,612
Accrued interest receivable	3,361	2,747
Deferred income taxes	4,314	2,168
Other real estate owned	433	—
Goodwill	260	260
Other assets	1,043	2,377

Total assets	$929,926	$729,741

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
	(dollars in thousands, except per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$170,355	$118,583
Interest-bearing	598,963	490,838

Total deposits	769,318	609,421
Long-term borrowings	79,568	55,556
Accrued interest payable	2,803	1,950
Capital lease obligation	3,185	3,257
Other liabilities	2,690	2,700

Total liabilities	857,564	672,884

Commitments and Contingencies
Stockholders’ Equity
Preferred stock (Series A), no par value; $20 liquidation value; no shares issued and outstanding at December 31, 2012; authorized 125,000 shares; issued and outstanding 125,000 at December 31, 2011	—	2,500
Preferred stock (Series B), no par value; $20 liquidation value; no shares issued and outstanding at December 31, 2012; authorized 867,500 shares; issued and outstanding 700,200 at December 31, 2011	—	14,004
Preferred stock (Series C), no par value; $1,000 liquidation value; authorized 7,500 shares; and no shares issued and outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares at December 31, 2012, and 5,000,000 shares at December 31, 2011; issued and outstanding 3,166,217 at December 31, 2012, and 2,243,067 at December 31, 2011	51,205	27,149
Retained earnings	20,661	12,594
Accumulated other comprehensive income	496	610

Total stockholders’ equity	72,362	56,857

Total liabilities and stockholders’ equity	$929,926	$729,741

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2012 and 2011

	2012	2011
	(dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$39,677	$32,113
Securities	1,079	1,505
Other interest income	31	58

Total interest income	40,787	33,676

Interest expense
Deposits	4,777	4,888
Short-term borrowings	—	66
Long-term borrowings	1,349	1,055
Capital lease	193	198

Total interest expense	6,319	6,207

Net interest income	34,468	27,469
Provision for loan losses	3,990	2,355

Net interest income after provision for loan losses	30,478	25,114

Non-interest income
Service fees	393	396
Gains on sales of loans	470	458
Gains on sales of securities	—	96
Other income	279	163

Total non-interest income	1,142	1,113

Non-interest expenses
Salaries and employee benefits	8,352	6,911
Occupancy and equipment	2,847	2,796
Professional fees	1,143	1,171
Advertising and promotion	489	356
Data processing	1,697	1,437
Other expenses	2,960	2,386

Total non-interest expenses	17,488	15,057

Income before income tax expense	14,132	11,170
Income tax expense	5,711	4,504

Net income	8,421	6,666
Dividends on preferred shares	354	600

Net income available to common stockholders	$8,067	$6,066

Earnings per common share—basic	$2.99	$2.71

Earnings per common share—diluted	$2.63	$2.18

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012 and 2011

	2012	2011
	(dollars in thousands)
Net income	$8,421	$6,666
Unrealized holdings (losses)/gains on available for sale securities arising during the period	(190)	413
Reclassification adjustment for gains realized in income	—	(96)

Net unrealized (losses)/gains	(190)	317
Tax effect	(76)	126

Other comprehensive (loss) income	(114)	191

Comprehensive income	$8,307	$6,857

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011

	Common Stock	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
Balance at January 1, 2011	$27,028	$2,500	$12,824	$—	$6,528	$419	$49,299
Net income	—	—	—	—	6,666	—	6,666
Other comprehensive income, net of taxes	—	—	—	—	—	191	191
Issuance of preferred stock, Series B, 59,025 shares	—	—	1,180	—	—	—	1,180
Cash dividends paid on preferred stock	—	—	—	—	(600)	—	(600)
Stock compensation expense	121	—	—	—	—	—	121

Balance at December 31, 2011	27,149	2,500	14,004	—	12,594	610	56,857
Net income	—	—	—	—	8,421	—	8,421
Other comprehensive loss, net of taxes	—	—	—	—	—	(114)	(114)
Issuance of convertible preferred stock; Series C, 7,500 shares	—	—	—	7,500	—	—	7,500
Conversion of preferred stock; Series A, Series B, and Series C	24,004	(2,500)	(14,004)	(7,500)	—	—	—
Cash dividends paid on preferred stock	—	—	—	—	(354)	—	(354)
Stock compensation expense	52	—	—	—	—	—	52

Balance at December 31, 2012	$51,205	$—	$—	$—	$20,661	$496	$72,362

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,421	$6,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,990	2,355
Depreciation and amortization	1,288	1,219
Net amortization of securities discounts and premiums	66	50
Amortization of intangible assets	14	14
Stock compensation earned	52	121
Gain on sales of securities	—	(96)
Proceeds from sale of loans	20,612	23,925
Origination of loans held for sale	(20,407)	(22,875)
Gain on sales of loans	(470)	(458)
Increase in accrued interest receivable	(614)	(148)
(Increase) decrease in deferred income taxes	(2,070)	312
Increase in accrued interest payable	853	731
Increase (decrease) in other liabilities	(10)	563
Decrease (increase) in other assets	1,320	(877)

Net cash provided by operating activities	13,045	11,502

Cash flows from investing activities
Net increase in loans	(220,265)	(135,730)
Purchases of securities available for sale	—	(20,984)
Purchases of securities held to maturity	—	(2,000)
Maturities, calls and principal repayments of securities held to maturity and available for sale	9,636	31,542
Proceed from sales of securities available for sale	—	4,779
Net increase in investments in restricted stock, at cost	(1,366)	(740)
Purchases of premises and equipment	(580)	(1,351)

Net cash used in investing activities	(212,575)	(124,484)

Cash flows from financing activities
Net increase in deposits	159,897	126,736
Decrease in securities sold under agreements to repurchase	—	(17,189)
Net change in federal funds purchased	—	(5,000)
Proceeds from long-term borrowing	60,000	20,000
Repayments of long-term borrowings	(35,988)	(5,968)
Proceeds from sale of preferred stock	7,500	1,180
Decrease in capital lease obligation	(72)	(67)
Preferred stock dividends	(354)	(600)

Net cash provided by financing activities	190,983	119,092

Net increase (decrease) in cash and cash equivalents	(8,547)	6,110
Cash and cash equivalents—beginning	59,176	53,066

Cash and cash equivalents—ending	$50,629	$59,176

Supplementary cash flows information:
Interest paid	$5,466	$5,476

Income taxes paid	$6,700	$5,102

Noncash disclosures:
Transfer to other real estate owned	$433	$—

See accompanying notes to consolidated financial statements.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ConnectOne Bancorp, Inc. and its wholly owned subsidiary, ConnectOne Bank (“the Bank”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Bergen, Hudson, and Monmouth counties, New Jersey. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities of less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospect of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of the impairment is recognized through earnings.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans are sold servicing released.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than when the loan is 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, commercial construction, residential real estate, home equity and consumer loans.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends on the stock are reported as income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through deed in lieu or loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost of fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 1 to 10 years.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Company’s common stock at the award date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The company recognizes interest and/or penalties related to income tax matters in other expense.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option plans and convertible preferred stock.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting: FASB ASC 28, “Segment Reporting,” requires companies to report certain information about operating segments. The Company is managed as one segment; a community bank. All decisions including but not limited to loan growth, deposit funding, interest rate risk, credit risk and pricing are determined after assessing the effect on the totality of the organization.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

For example, loan growth is dependent on the ability of the organization to fund this growth through deposits or other borrowings. As a result, the Company is managed as one operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Guidance: In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which represents convergence of the FASB’s and the International Accounting Standards Board’s (“IASB”) guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”) for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations. Required disclosures have been added to these financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 is effective for public companies for fiscals years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations. Required disclosures of separate statements of comprehensive income have been presented in these financial statements.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

NOTE 2—SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2012 and 2011, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Securities available for sale:
U.S. Government agencies	$1,000	$5	$—	$1,005
Mortgage-backed securities—residential	11,421	608	—	12,029
CRA investment fund	6,000	218	—	6,218

	$18,421	$831	$—	$19,252

December 31, 2011
Securities available for sale:
U.S. Government agencies	$4,000	$36	$—	$4,036
Mortgage-backed securities—residential	16,414	812	—	17,226
CRA investment fund	6,000	173	—	6,173

	$26,414	$1,021	$—	$27,435

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at December 31, 2012 and 2011, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2012
Securities held-to-maturity:
Mortgage-backed securities—residential	$1,985	$99	$—	$2,084

December 31, 2011
Securities held-to-maturity:
Mortgage-backed securities—residential	$3,694	$150	$—	$3,844

The amortized cost and fair value of debt securities held to maturity and available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2012
U.S. Government agencies:
Due in under one year or less	$1,000	$1,005	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities—residential	11,421	12,029	1,985	2,084

	$12,421	$13,034	$1,985	$2,084

For the year ended December 31, 2012, there were no sales of available for sale securities. For the year ended December 31, 2011, there was one sale of an available for sale security which resulted in a pre-tax gain of $96,000.

Securities with a carrying value of $322,272 and $426,000 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

There were no securities in an unrealized loss position at December 31, 2012 and 2011.

NOTE 3—LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at December 31, 2012 and 2011, is as follows (dollars in thousands):

	2012	2011
Commercial	$147,455	$108,066
Commercial real estate	549,218	375,719
Commercial construction	36,872	28,543
Residential real estate	82,962	88,666
Home equity	30,961	27,575
Consumer	1,801	890

Gross loans	849,269	629,459
Unearned net origination fees and costs	(427)	(88)

Loans receivable	848,842	629,371
Less: Allowance for loan losses	(13,246)	(9,617)

Net loans receivable	$835,596	$619,754

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•

The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•

Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation,

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•

Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•

The ability of borrowers to service debt in the residential, home equity and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2012 and 2011 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$165	$1,006	$27	$—	$—	$—	$—	$1,198
Collectively evaluated for impairment	2,237	6,712	633	1,542	617	41	266	12,048

Total	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246

Loans receivable:
Individually evaluated for impairment	$3,124	$4,697	$395	$2,995	$119	$—	$—	$11,330
Collectively evaluated for impairment	144,331	544,521	36,477	79,967	30,842	1,801	—	837,939

Total	$147,455	$549,218	$36,872	$82,962	$30,961	$1,801	$—	$849,269

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$2	$990	$17	$—	$—	$—	$—	$1,009
Collectively evaluated for impairment	651	4,668	430	2,517	339	3	—	8,608

Total	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617

Loans receivable:
Individually evaluated for impairment	$402	$10,713	$84	$1,796	$—	$—	$—	$12,995
Collectively evaluated for impairment	107,664	365,006	28,459	86,870	27,575	890	—	616,464

Total	$108,066	$375,719	$28,543	$88,666	$27,575	$890	$—	$629,459

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2012
With no related allowance recorded:
Commercial	$273	$291	$—	$285	$—	$—
Commercial real estate	1,705	1,738	—	1,354	46	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,995	3,196	—	3,047	119	—
Home equity lines of credit	119	125	—	121	7	—
Consumer	—	—	—	—	—	—

	5,092	5,350	—	4,806	172

With an allowance recorded:
Commercial	2,851	2,984	165	2,895	135	33
Commercial real estate	2,992	3,206	1,006	3,200	26	—
Commercial construction	395	424	27	414	29	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	6,238	6,615	1,198	6,509	191	33

Total	$11,330	$11,965	$1,198	$11,315	$363	$33

December 31, 2011
With no related allowance recorded:
Commercial	$388	$388	$—	$388	$2	$—
Commercial real estate	6,480	6,493	—	6,199	41	—
Commercial construction	—	—	—	—	—	—
Residential real estate	1,796	1,803	—	1,811	127	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	8,664	8,684	—	8,398	170	—

With an allowance recorded:
Commercial	14	14	2	19	2	—
Commercial real estate	4,233	4,246	990	4,318	123	—
Commercial construction	84	84	17	425	59	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	4,331	4,344	1,009	4,762	184	—

Total	$12,995	$13,028	$1,009	$13,160	$354	$—

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

The following tables presents nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	Nonaccrual		Loans Past Due 90 Days or Greater and Still Accruing
	2012	2011	2012	2011
Commercial	$3,124	$388	$—	$—
Commercial real estate	2,446	6,049	—	—
Commercial construction	—	—	—	—
Residential real estate	2,369	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—

Total	$7,939	$6,437	$—	$—

The following table presents past due and current loans by the loan portfolio class as of December 31, 2012 and 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Gross Loans
December 31, 2012
Commercial	$—	$—	$273	$273	$147,182	$147,455
Commercial real estate	—	142	2,446	2,588	546,630	549,218
Commercial construction	—	—	—	—	36,872	36,872
Residential real estate	1,769	—	2,369	4,138	78,824	82,962
Home equity lines of credit	35	—	—	35	30,926	30,961
Consumer	—	—	—	—	1,801	1,801

Total	$1,804	$142	$5,088	$7,034	$842,235	$849,269

December 31, 2011
Commercial	$—	$—	$388	$388	$107,678	$108,066
Commercial real estate	—	—	6,049	6,049	369,670	375,719
Commercial construction	—	289	—	289	28,254	28,543
Residential real estate	83	—	—	83	88,583	88,666
Home equity lines of credit	10	—	—	10	27,565	27,575
Consumer	—	—	—	—	890	890

Total	$93	$289	$6,437	$6,819	$622,640	$629,459

Troubled Debt Restructurings

During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The balance of troubled debt restructurings at December 31, 2012, consists of five loans that were performing at such date under their restructured terms and for which the Bank had no commitment to lend additional funds and three credits that were classified as non-accrual. The balance of troubled debt restructurings at December 31, 2011, consists of seven loans that were

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

performing at such date under their restructured terms and for which the Bank has no commitment to lend additional funds and three credits that were currently classified as non-accrual loans. The Company has allocated $211,000 of specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of December 31, 2012. The Company allocated $17,000 of specific allocations with respect to loans whose terms have been modified in troubled debt restructurings as of December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	2	$3,901	$3,901
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

Total	2	$3,901	$3,901

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—
Commercial real estate	3	5,317	5,317
Commercial construction	—	—	—
Residential real estate	5	1,880	1,880
Home equity lines of credit	—	—	—
Consumer	—	—	—

Total	8	$7,197	$7,197

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011 (dollars in thousands):

	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	2	$273
Commercial real estate	—	—
Commercial construction	1	2,366
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

Total	3	$2,639

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $75,000 and resulted in charge offs of $0 during the year ending December 31, 2011.

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loss. The Bank used the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2012 and 2011 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$131,887	$11,733	$3,835	$—	$147,455
Commercial real estate	529,453	6,602	13,163	—	549,218
Commercial construction	35,985	—	887	—	36,872

Total	$697,325	$18,335	$17,885	$—	$733,545

December 31, 2011
Commercial	$100,044	$3,822	$4,200	$—	$108,066
Commercial real estate	355,133	6,020	14,566	—	375,719
Commercial construction	25,018	1,968	1,557	—	28,543

Total	$480,195	$11,810	$20,323	$—	$512,328

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance at January 1, 2012	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617
Charge-offs	(115)	(109)	(16)	(153)	—	—	—	(393)
Recoveries	—	—	—	—	—	32	—	32
Provision for loan losses	1,864	2,169	229	(822)	278	6	266	3,990

Total ending balance at December 31, 2012	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246

Allowance for loan losses:
Beginning balance at January 1, 2011	$634	$2,902	$808	$2,773	$292	$5	$—	$7,414
Charge-offs	—	—	—	(90)	—	(62)	—	(152)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	19	2,756	(361)	(166)	47	60	—	2,355

Total ending balance at December 31, 2011	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

NOTE 4—BANK PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2012 and 2011, are as follows (dollars in thousands):

	2012	2011
Building	$3,422	$3,422
Leasehold improvements	5,933	5,817
Furniture, fixtures and equipment	2,897	2,751
Computer equipment and data processing software	1,970	1,652
Vehicles	152	152

	14,374	13,794
Accumulated depreciation and amortization	(6,470)	(5,182)

	$7,904	$8,612

Depreciation expense amounted to $1,288,000 and $1,219,000 for the years ended December 31, 2012 and 2011, respectively.

Capital Leases: The Company has entered into a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included these leases in premises and equipment as follows (dollars in thousands):

	2012	2011
Building	$3,422	$3,422
Accumulated depreciation	(684)	(513)

	$2,738	$2,909

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2012 (dollars in thousands):

2013	$267
2014	292
2015	292
2016	292
2017	292
Thereafter	3,632

Total minimum lease payments	5,067
Less amount representing interest	1,882

Present value of net minimum lease payments	$3,185

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $1,031,000 and $899,000 for the years ended December 31, 2012 and 2011, respectively. Rent commitments, before considering renewal options that generally are present were as follows at December 31, 2012 (dollars in thousands):

2013	$938
2014	845
2015	796
2016	673
2017	320
Thereafter	684

$4,256

NOTE 5—DEPOSITS

The components of deposits at December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Demand, non-interest bearing	$170,355	$118,583
Demand, interest-bearing & NOW	57,198	50,122
Money market accounts	193,600	170,096
Savings	72,693	83,879
Time, $100 and over	195,088	123,416
Time, other	80,384	63,325

	$769,318	$609,421

At December 31, 2012, the scheduled maturities of time deposits are as follows (dollars in thousands):

2013	$206,797
2014	16,317
2015	6,358
2016	16,072
2017	630
Thereafter	29,298

$275,472

At December 31, 2012 and 2011, the Company had $29,298,000 and $3,956,000 of brokered certificates of deposit, respectively.

NOTE 6—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent overnight or less than 30-day borrowings for the Company. There were no securities sold under agreements to repurchase during 2012. Short-term borrowings consisted of the following at December 31, 2011 (dollars in thousands):

2011	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
Securities sold under agreements to repurchase	$—	$19,263	$28,860	0.33%

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Securities sold under repurchase agreements were retained under the Company’s control at its safekeeping agent. During December 2011, the Company terminated its sweep product thereby terminating its need to pledge its securities.

The Company had, as of December 31, 2012, a $5.0 million line of credit for the sale of federal funds with Atlantic Central Bankers Bank (“ACBB”). There was no amount outstanding in overnight borrowings with ACBB at December 31, 2012 and 2011, under this line. The line of credit with ACBB expires on June 30, 2013.

NOTE 7—LONG-TERM BORROWINGS

The components of FHLB borrowings are as follows (dollars in thousands):

December 31, 2012			December 31, 2011
Maturity Date	Interest Rate	Outstanding	Maturity Date	Interest Rate	Outstanding
3/11/13	1.16%	$5,000	3/11/13	1.16%	$5,000
7/22/13	1.47	2,000	7/22/13	1.47	2,000
5/12/14	2.44	10,000	5/12/14	2.44	10,000
8/05/14	1.08	3,000	8/05/14	1.08	3,000
2/23/15	0.88	10,000	5/11/15	2.17	3,556
5/07/15	0.81	15,000	5/11/15	2.91	5,000
5/11/15	2.91	5,000	8/05/15	1.49	2,000
5/11/15	2.17	2,568	8/03/16	1.93	10,000
8/05/15	1.49	2,000	4/02/18	2.51	2,500
8/03/16	1.93	10,000	4/02/18	1.98	7,500
4/02/18	2.51	2,500	7/16/18	2.99	5,000

4/02/18	1.98	7,500
7/16/18	2.99	5,000

		$79,568			$55,556

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at their current market rate. The Company has the option to repay these advances, if converted, without penalty. The advances were collateralized by $341,412,000 and $208,905,000 of commercial mortgage loans, net of required over-collateralization amounts, under a blanket lien arrangement at December 31, 2012 and 2011, respectively.

Payments over the next five years are as follows (dollars in thousands):

2013	$7,977
2014	13,977
2015	32,614
2016	10,000
2017	—
Thereafter	15,000

$79,568

NOTE 8—STOCKHOLDERS’ EQUITY

In September 2009, the Company completed its offering of Series A preferred stock and issued 125,000 shares of Series A preferred at $20 per share for net proceeds of $2,500,000. The Series A

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

shares had no right to require the Company to redeem the shares. The Series A shares were entitled to receive their liquidation preference before any distribution is made on common stock. The shares were convertible after the third anniversary of issuance by the holder or the Company to that number of common shares equal to the liquidation preference divided by the then current tangible book value per common share of stock. The Series A shares voted together with the common stock and are entitled to noncumulative dividends at the Prime Rate, as reported in the Wall Street Journal, plus 1.5% reset quarterly, with a floor of 4.75%. Dividends were payable only when declared by the Board of Directors.

In December of 2009, the Company completed its first offering of Series B preferred stock and issued 400,000 shares at $20 per share for net proceeds of $8,000,000. The Series B shares had substantially the same rights as the Series A shares with a few differences. The Series B shares were convertible after the third anniversary of issuance by the holder or the Company to the number of common shares equal to the stated value of the shares divided by one-and-a-half times the then book value per share of the Company’s common stock upon 60 days’ notice. The Series B shares were non- voting and entitled to a 4% non-cumulative dividend for the first year and non-cumulative dividends after the first year at the Prime Rate with a maximum dividend rate of 7%. The Series B shares ranked pari passu with the Series A shares.

In January of 2010, the Company completed another offering of Series B preferred stock and issued 50,200 shares at $20 per share for net proceeds of $1,004,000.

In December of 2010, the Company completed a third offering of Series B preferred stock and issued 190,975 shares at $20 per share for net proceeds of $3,820,000.

In January of 2011, the Company completed another offering of Series B preferred stock and issued 59,025 shares at $20 per share for net proceeds of $1,180,000.

In March of 2012 the Company completed its first offering of Series C preferred stock and issued 7,500 shares at $1,000 per share for net proceeds of $7,500,000. The Shares did not bear voting rights, except in certain circumstances required by law, and were entitled to non-cumulative dividends at a variable rate equal to the prime rate as reported in the Wall Street Journal from time to time, with a maximum dividend rate of 7% per annum. In addition, the Shares were convertible into shares of our common stock at the election of the holder, and the Company could require conversion of the Shares into shares of our common stock, any time, at a ratio equal to the purchase price ($1,000) divided by the product of 1.25 multiplied by the then current book value per share of our common stock. The series C shares ranked pari passu with Series A and B shares.

During 2012, the Series A preferred shares were converted into 127,676 common shares at an average conversion price of $19.58, the Series B preferred shares were converted into 475,857 common shares at an average conversion price of $29.44, and the Series C preferred shares were converted into 306,388 common shares at an average price of $24.48.

NOTE 9—STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

In 2005, the Company adopted two stock option plans that were approved by stockholders on April 29, 2005. The 2005 A Stock Option Plan provides for granting of stock options to directors and employees to purchase up to 120,000 shares. The determination of the recipients of these options and the vesting of these options is at the discretion of the Board of Directors. The shares granted under this plan may be either non-qualified options or “incentive stock options,” which are subject to the limitations under Section 422 of the Internal Revenue Code. Under this plan, “incentive stock options” must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, and non-qualified options may have an exercise price to be determined by the Board of Directors at grant, but no less than 85% of the fair market value of the common stock on the date of grant.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The 2005 B Stock Option plan permits grants of options to directors and employees to purchase up to 60,000 shares of common stock. The terms of this plan are substantially the same as the A Plan, with the exception that under the B Stock Option Plan, only non-qualified options may be granted.

In 2006, the Company adopted the 2006 Equity Compensation Plan. This plan provides for granting of 45,300 stock options or restricted stock awards to directors and employees. The determination of the recipients of the equity compensation and the related vesting is at the discretion of the Board of Directors. Stock options granted under this plan may be either non-qualified options or “incentive stock options,” which are subject to the limitations under Section 422 of the Internal Revenue Code. Under this plan, the non-qualified options and “incentive stock options” must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant.

In 2008, the Company adopted the 2008 Equity Compensation Plan. The plan provides for granting of 108,099 stock options or restricted awards to directors and employees. The determination of the recipients of the equity compensation and the related vesting is at the discretion of the Board of Directors. Stock options granted under this plan may be either non-qualified options or “incentive stock options,” which are subject to the limitations under Section 422 of the Internal Revenue Code. Under this plan, the non-qualified options and “incentive stock options” must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant.

In 2009, the Company adopted the 2009 Equity Compensation Plan. The plan provides for granting of 111,113 stock options or restricted awards to directors and employees. The determination of the recipients of the equity compensation and the related vesting is at the discretion of the Board of Directors. Stock options granted under this plan may be either non-qualified or incentive stock options, which are subject to the limitations under Section 422 of the Internal Revenue Code. Under this plan, the non-qualified options must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant.

In 2012, the Company adopted the 2012 Equity Compensation Plan. The plan provides for granting of 125,000 stock options, restricted awards or performance units, or any combination thereof, to directors, employees, members of any advisory committee or any other service provider to the Company. The determination of the recipients of awards, the types of awards granted and the specific terms of each award is at the discretion of the Compensation Committee of the Board of Directors, subject to the terms of the Plan. Stock options granted under this plan may be either non-qualified or incentive stock options, which are subject to the limitations under Section 422 of the Internal Revenue Code. Under this plan, the non-qualified options must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on estimated historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of stock options granted during 2012 was $4.94 on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2012: stock price volatility of 27.63%, risk free interest rate of .84%, 0% dividend rate and expected life of 5.5 years. No options were granted in 2011.

At December 31, 2012, there were 269,074 options available for grants under the plans.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

A summary of the activity in the stock option plan for 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	280,766	$11.88
Granted	25,484	18.18
Exercised	—
Forfeited	(5,812)	16.78
Expired	—

Outstanding at end of year	300,438	$12.32	4.40	$3,166,979

Fully vested and expected to vest	300,438	$12.32	4.40	$3,166,979

Exercisable at end of year	276,166	$11.80	3.99	$3,053,387

As of December 31, 2012 and 2011, there was $85,000 and $3,000, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. Aggregate intrinsic value is based on a fair value share price of $22.86 which is derived from the book value per share at December 31, 2012.

In conjunction with the plans above, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was based on the book value of stock on the date of the award. One third of the shares immediately vested on the date of grant, with another third vesting six months after grant date, and the final third vesting one and a half years after the grant date.

A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2012 follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	5,469	$15.17
Granted	8,592
Vested	(2,734)
Forfeited	(1,252)

Nonvested at December 31, 2012	10,075	$18.26

As of December 31, 2012, there was $128,131 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during year ended December 31, 2012, was $41,475.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

NOTE 10—FEDERAL INCOME TAXES

The components of income tax expense for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Current expense
Federal	$5,931	$3,224
State	1,850	968
Deferred expense (benefit)
Federal	(1,558)	231
State	(512)	81

	$5,711	$4,504

A reconciliation of the statutory federal income tax to the income tax expense included in the statements of income for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	2012	2011
Income before income tax expense	$14,132	$11,170
Federal statutory rate	34%	34%
Federal income tax at statutory rate	$4,805	$3,798
State income taxes, net of federal benefit	883	693
Other	23	13

	$5,711	$4,504

The components of the net deferred tax asset at the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

Deferred tax assets:
Allowance for loan losses	$5,253	$3,776
Equity based compensation	185	162
Deferred loan fees	171	—
Other	88	87

Total deferred tax assets	5,697	4,025

Deferred tax liabilities
Premises and equipment	802	1,111
Section 481 adjustment	134	—
Unrealized gain on securities available for sale	335	411
Other	112	335

	1,383	1,857

Net deferred tax asset	$4,314	$2,168

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. There was no amount of interest and penalties recorded in the income statement for the years ended December 31, 2012 and 2011.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2009.

NOTE 11—TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2012 and 2011, were as follows (dollars in thousands):

	2012	2011
Beginning balance	$22,984	$17,267
New loans	8,162	9,418
Repayments	(8,961)	(3,701)

Ending balance	$22,185	$22,984

Deposits from principal officers, directors, and their affiliates at December 31, 2012 and 2011, were $26,475,000 and $26,111,000, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). The company also leases branch facilities from related party entities. Total expenses to these entities were $538,000 and $436,000 for the years ended December 31, 2012 and 2011, respectively. The Company also utilizes an advertising and public relations agency at which one of the Company’s directors is President and CEO and a principal owner. Advertising expenses with this agency were $526,000 and $254,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 12—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amount of financial instruments where contract amounts represent credit risk at December 31, 2012 and 2011, are as follows (dollars in thousands):

	2012	2011
Commitments to grant loans	$38,365	$31,632
Unused lines of credit	90,858	107,289
Standby letters of credit	1,696	1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The current amount of the liability as of December 31, 2012 and 2011, for guarantees under standby letters of credit issued was not material.

NOTE 13—REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted asset and of Tier 1 capital to average assets. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions category.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Actual and required capital and ratios are presented below for December 31, 2012 and 2011 (dollars in thousands):

	Actual		For Capital Adequacy Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets:
Company	$81,282	10.52%	$61,835	8.0%	N/A	N/A
Bank	81,262	10.51	61,835	8.0	$77,294	10.0%
Tier 1 capital to risk-weighted assets:
Company	71,576	9.26	30,918	4.0	N/A	N/A
Bank	71,556	9.26	30,918	4.0	46,376	6.0
Tier 1 capital to total assets:
Company	71,576	7.84	36,498	4.0	N/A	N/A
Bank	71,556	7.84	36,498	4.0	45,623	5.0
December 31, 2011
Total capital to risk-weighted assets:
Company	$63,088	11.15%	$45,248	8.0%	N/A	N/A
Bank	63,041	11.15	45,248	8.0	$56,599	10.0%
Tier 1 capital to risk-weighted assets:
Company	55,987	9.90	22,624	4.0	N/A	N/A
Bank	55,939	9.89	22,624	4.0	33,936	6.0
Tier 1 capital to total assets:
Company	55,987	7.76	28,843	4.0	N/A	N/A
Bank	55,939	7.76	28,843	4.0	36,054	5.0

The Bank is subject to certain regulatory restrictions on the amount of dividends that it may declare without regulatory approval.

NOTE 14—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of December 31, 2012 and 2011, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows (dollars in thousands):

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Securities:
U.S. Government Agencies	$—	$1,005	$—
Mortgage-backed—residential	—	12,029	—
CRA mutual fund	—	6,218	—

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Securities:
U.S. Government Agencies	$—	$4,036	$—
Mortgage-backed—residential	—	17,226	—
CRA mutual fund	—	6,173	—

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired loans:
Commercial	$—	$—	$—
Commercial real estate	—	—	1,986
Commercial construction	—	—	368
December 31, 2011
Impaired loans:
Commercial	$—	$—	$12
Commercial real estate	—	—	3,243
Commercial construction	—	—	67

As of December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,387,000, with a valuation allowance of $1,033,000, resulting in an additional provision for loan losses of $558,000 for the year ended December 31, 2012.

As of December 31, 2011, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $4,331,000, with a valuation allowance of $1,009,000, resulting in an additional provision for loan losses of $849,000 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range
Impaired loans:
Commercial real estate	$1,986	Sales comparison and income approach.	Adjustments for maintenance, property type, selling and legal costs and date of appraisal.	10%-65%
Commercial construction	$368	Sales comparison and income approach.	Adjustments for maintenance, selling and legal costs.	15%

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

The carrying value and estimated fair value of financial instruments as of December 31, 2012 are summarized below (dollars in thousands):

	Carrying Value	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$3,242	$3,242	$—	$—
Interest bearing deposits	47,387	47,387	—	—
Securities available for sale	19,252	—	19,252	—
Securities held to maturity	1,985	—	2,084	—
Loans held for sale	405	—	414	—
Loans receivable, gross	849,269	—	—	874,438
Accrued interest receivable	3,361	—	68	3,293
Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$505,264	$505,264	$—	$—
Certificates of deposit	264,054	—	277,614	—
Long-term borrowings	79,568	—	81,703	—
Accrued interest payable	2,803	—	2,803	—

The methods and assumptions, not previously presented, used to estimate fair values for the year ended December 31, 2012, are described as follows:

Cash and due from banks: The carrying amounts of cash and short-term instruments approximate fair values and care classified as Level 1.

Loans: Fair value of loans, excluding loans held for sale, is estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Long-term borrowings: Long-term borrowings consists of Federal Home Loan Bank of New York borrowings which are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate the fair value resulting in a Level 2 or Level 3 classification.

The carrying amounts and estimated fair values of financial instruments at December 31 2011 are as follows (dollars in thousands):

	2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$5,147	$5,147
Interest bearing deposits	54,029	54,029
Securities available for sale	27,435	27,435
Securities held to maturity	3,694	3,844
Loans held for sale	140	140
Loans receivable, gross	629,459	641,247
Accrued interest receivable	2,747	2,747
Financial liabilities:
Deposits	$609,421	$605,507
Long-term borrowings	55,556	58,064
Accrued interest payable	1,950	1,950

The methods and assumptions, not previously presented, used to estimate fair values for the year ended December 31, 2011 are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable-rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, including consideration of widening credit spreads. Fair value of debt is based on current rates for similar financing.

NOTE 15—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION
December 31,

	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents	$27	$172
Investment in banking subsidiary	72,342	56,839

Total assets	$72,369	$57,011

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$7	$154
Stockholders’ equity	72,362	56,857

Total liabilities and stockholders’ equity	$72,369	$57,011

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,

	2012	2011
Equity in undistributed subsidiary income	$8,421	$6,666

Net income	$8,421	$6,666

Comprehensive income	$8,307	$6,857

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$8,421	$6,666
Adjustments:
Equity in undistributed subsidiary income	(8,421)	(6,666)
Change in other liabilities	(197)	33

Net cash provided by (used in) operating activities	(197)	33
Cash flows from investing activities
Investments in subsidiaries	(7,094)	(588)

Net cash used in investing activities	(7,094)	(588)
Cash flows from financing activities
Proceeds from stock issue	7,500	1,180
Dividends paid	(354)	(600)

Net cash provided by financing activities	7,146	580

Net change in cash and cash equivalents	(145)	25
Beginning cash and cash equivalents	172	147

Ending cash and cash equivalents	$27	$172

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

NOTE 16—EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	2012	2011
Basic
Net income available to common stockholders	$8,067	$6,066
Weighted average common shares outstanding	2,701	2,242

Basic earnings per common share	$2.99	$2.71

Diluted
Net income available to common stockholders	$8,067	$6,066
Add: Preferred dividends	354	600

Net income	8,421	6,666
Weighted average common shares outstanding for basic earnings per common share	2,701	2,242
Add: Dilutive effects of assumed exercises of stock options	83	55
Add: Dilutive effects of assumed conversion of preferred stock	413	766

Average shares and dilutive potential common shares	3,197	3,063

Diluted earnings per common share	$2.63	$2.18

There were no stock options that resulted in anti-dilution for the periods presented.

NOTE 17—QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data 2012 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$9,304	$10,369	$10,289	$10,825
Total interest expense	1,561	1,553	1,611	1,594

Net interest income	7,743	8,816	8,678	9,231
Provision for loan losses	750	1,140	950	1,150

Net interest income after provision for loan losses	6,993	7,676	7,728	8,081
Other income	245	277	294	326
Other expenses	4,148	4,457	4,335	4,548

Income before income taxes	3,090	3,496	3,687	3,859
Income tax expense	1,248	1,418	1,488	1,557

Net income	1,842	2,078	2,199	2,302
Dividends on preferred stock	146	206	2	—

Net income available to common stockholders	$1,696	$1,872	$2,197	$2,302

Earnings per share(1)
Basic	$0.76	$0.83	$0.70	$0.73

Diluted	$0.62	$0.62	$0.68	$0.71

CONNECTONE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012 and 2011

Selected Consolidated Quarterly Financial Data 2011 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$7,802	$8,114	$8,741	$9,019
Total interest expense	1,484	1,460	1,592	1,671

Net interest income	6,318	6,654	7,149	7,348
Provision for loan losses	610	692	900	153

Net interest income after provision for loan losses	5,708	5,962	6,249	7,195
Other income	193	292	248	380
Other expenses	3,313	3,548	3,781	4,415

Income before income taxes	2,588	2,706	2,716	3,160
Income tax expense	1,044	1,091	1,094	1,275

Net income	1,544	1,615	1,622	1,885
Dividends on preferred stock	139	152	154	155

Net income available to common stockholders	$1,405	$1,463	$1,468	$1,730

Earnings per share(1):
Basic	$0.63	$0.65	$0.65	$0.77

Diluted	$0.51	$0.53	$0.53	$0.61

(1)	Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ EPS does not equal the full-year EPS.

NOTE 18—SUBSEQUENT EVENTS

On February 11, 2013, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 registering shares of the Company’s common stock. The offering of shares was priced at $28 per share, and at the closing on February 15, 2013, the Company issued 1,600,000 shares of its common stock for net proceeds to the Company of $41.9 million. On February 15, the underwriters for the offering notified the Company they were exercising their overallotment option to purchase an additional 240,000 shares of the Company’s common stock for net proceeds to the Company of $6.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 27, 2013.

CONNECTONE BANCORP, INC.,

By:	/s/ FRANK SORRENTINO III Frank Sorrentino III Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 27, 2013

Signature	Title	Date

/S/ FRANK SORRENTINO III (Frank Sorrentino III)	Chairman & Chief Executive Officer (principal executive officer)	March 27, 2013
/S/ WILLIAM S. BURNS (William S. Burns)	Executive Vice President & Chief Financial Officer (principal financial and accounting officer)	March 27, 2013
/S/ FRANK BAIER (Frank Baier)	Director	March 27, 2013
/S/ STEPHEN BOSWELL (Stephen Boswell)	Director	March 27, 2013
/S/ FRANK CAVUOTO (Frank Cavuoto)	Director	March 27, 2013
/S/ DALE CREAMER (Dale Creamer)	Director	March 27, 2013
/S/ STEVEN M. GOLDMAN (Steven M. Goldman)	Director	March 27, 2013
/S/ FRANK HUTTLE III (Frank Huttle III)	Director	March 27, 2013
/S/ MICHAEL KEMPNER (Michael Kempner)	Director	March 27, 2013
/S/ JOSEPH PARISI JR. (Joseph Parisi Jr.)	Director	March 27, 2013