Form 10-Q
period 2013-03-31
ConnectOne Bancorp, Inc.
filed 2013-05-10
CIK 1462694

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 001-35812

CONNECTONE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

NEW JERSEY
(State or other jurisdiction of incorporation or organization)

26-1998619
(I.R.S. Employer Identification Number)

301 Sylvan Avenue
Englewood Cliffs, New Jersey 07632
(Address of Principal Executive Offices)

(201) 816-8900
(Issuer’s Telephone Number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 4, 2013 there were 5,021,142 shares of common stock, no par value, outstanding.

ConnectOne Bancorp, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ConnectOne Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$3,119	$3,242
Interest-bearing deposits with banks	73,238	47,387
Cash and cash equivalents	76,357	50,629

Securities available for sale	17,565	19,252
Securities held to maturity, fair value of $1,767 at 2013 and $2,084 at 2012	1,680	1,985
Loans held for sale	285	405

Loans receivable	901,286	848,842
Less: Allowance for loan losses	(13,637)	(13,246)
Net loans receivable	887,649	835,596

Investment in restricted stock, at cost	4,516	4,744
Bank premises and equipment, net	8,308	7,904
Accrued interest receivable	3,518	3,361
Other real estate owned	433	433
Goodwill	260	260
Other assets	5,200	5,357
Total assets	$1,005,771	$929,926

Liabilities
Deposits
Non-interest-bearing	$167,998	$170,355
Interest-bearing	631,080	598,963
Total deposits	799,078	769,318
Long-term borrowings	74,406	79,568
Accrued interest payable	2,677	2,803
Capital lease obligation	3,167	3,185
Other liabilities	4,004	2,690
Total liabilities	883,332	857,564

Stockholders’ Equity
Common stock, no par value; authorized 10,000,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding 5,021,142 at March 31, 2013 and 3,166,217 at December 31, 2012	99,019	51,205
Retained earnings	22,997	20,661
Accumulated other comprehensive income	423	496
Total stockholders’ equity	122,439	72,362
Total liabilities and stockholders’ equity	$1,005,771	$929,926

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans receivable, including fees	$10,696	$9,006
Securities	195	281
Other interest income	21	17
Total interest income	10,912	9,304
Interest expense
Deposits	1,146	1,196
Long-term borrowings	334	316
Capital lease	48	49
Total interest expense	1,528	1,561

Net interest income	9,384	7,743
Provision for loan losses	925	750
Net interest income after provision for loan losses	8,459	6,993

Non-interest income
Service fees	100	90
Gains on sales of loans	83	98
Gains/(losses) on sales of securities	—	—
Other income	76	57
Total non-interest income	259	245

Non-interest expenses
Salaries and employee benefits	2,480	2,095
Occupancy and equipment	729	724
Professional fees	271	207
Advertising and promotion	103	79
Data processing	447	408
Other expenses	711	635
Total non-interest expenses	4,741	4,148

Income before income tax expense	3,977	3,090
Income tax expense	1,641	1,248
Net income	2,336	1,842
Dividends on preferred shares	—	146
Net income available to common stockholders	$2,336	$1,696

Earnings per common share
Basic	$0.58	$0.76
Diluted	0.56	0.62
Weighted average common shares outstanding
Basic	4,055,908	2,243,740
Diluted	4,178,214	2,977,879

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$2,336	$1,842
Unrealized holdings (losses)/gains on available for sale securities arising during the period	(122)	273
Tax effect	(49)	108

Other comprehensive (loss) income	(73)	165

Comprehensive income	$2,263	$2,007

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock Series C	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$27,149	$2,500	$14,004	$—	$12,594	$610	$56,857

Net income	—	—	—	—	8,421	—	8,421

Other comprehensive loss, net of taxes	—	—	—	—	—	(114)	(114)

Issuance of convertible preferred stock; Series C, 7,500 shares	—	—	—	7,500	—	—	7,500

Conversion of preferred stock; Series A, Series B, and Series C	24,004	(2,500)	(14,004)	(7,500)	—	—	—

Cash dividends paid on preferred stock	—	—	—	—	(354)	—	(354)

Equity-based compensation	52	—	—	—	—	—	52

Balance at December 31, 2012	51,205	—	—	—	20,661	496	72,362

Net income	—	—	—	—	2,336	—	2,336

Other comprehensive loss, net of taxes	—	—	—	—	—	(73)	(73)

Issuance of 1,840,000 shares, net of expenses	47,715	—	—	—	—	—	47,715

Equity-based compensation	99	—	—	—	—	—	99

Balance at March 31, 2013	$99,019	$—	$—	$—	$22,997	$423	$122,439

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,336	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	925	750
Depreciation and amortization	297	326
Net amortization of securities discounts and premiums	20	12
Stock compensation earned	99	—
Amortization of intangible assets	—	5
Proceeds from sale of loans	4,352	4,788
Origination of loans held for sale	(4,149)	(6,437)
Gain on sales of loans	(83)	(98)
Increase in accrued interest receivable	(157)	(126)
Increase (decrease) in accrued interest payable	(126)	287
Increase (decrease) in other liabilities	1,314	(713)
Decrease in other assets	205	140
Net cash provided by operating activities	5,033	776

Cash flows from investing activities
Net increase in loans	(52,978)	(59,146)
Maturities, calls and principal repayments of securities held to maturity and available for sale	1,851	3,527
Net decrease (increase) in investments in restricted stock, at cost	228	(736)
Purchases of premises and equipment	(701)	(103)
Net cash used in investing activities	(51,600)	(56,458)

Cash flows from financing activities
Net increase in deposits	29,760	16,139
Proceeds from long-term borrowing	5,000	35,000
Repayments of long-term borrowings	(10,162)	(25,245)
Net proceeds from initial public offering	47,715	—
Proceeds from sale of preferred stock	—	6,010
Decrease in capital lease obligation	(18)	(18)
Preferred stock dividends	—	(146)
Net cash provided by financing activities	72,295	31,740

Net increase (decrease) in cash and cash equivalents	25,728	(23,942)
Cash and cash equivalents – beginning	50,629	59,176
Cash and cash equivalents – ending	$76,357	$35,234

Supplementary cash flows information:
Interest paid	$1,654	$1,274
Income taxes paid	$900	$1,602

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial information included herein as of and for the periods ended March 31, 2013 and 2012 is unaudited. The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Adoption of New Accounting Guidance: In February 2013, the FASB amended existing guidance to require an entity to provide information about amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of the guidance did not have a material impact on the Company’s results of operation or financial position.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Securities available for sale:
U.S. Government agencies	$1,000	$2	$—	$1,002
Mortgage-backed securities – residential	9,856	535	—	10,391
CRA investment fund	6,000	172	—	6,172

	$16,856	$709	$—	$17,565

December 31, 2012
Securities available for sale:
U.S. Government agencies	$1,000	$5	$—	$1,005
Mortgage-backed securities – residential	11,421	608	—	12,029
CRA investment fund	6,000	218	—	6,218

	$18,421	$831	$—	$19,252

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at March 31, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2013
Securities held to maturity:
Mortgage-backed securities – residential	$1,680	$87	$—	$1,767

December 31, 2012
Securities held to maturity:
Mortgage-backed securities – residential	$1,985	$99	$—	$2,084

NOTE 2 - SECURITIES

(continued)

The amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities do not have a specific maturity date and are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2013
U.S. Government agencies:
Due in under one year or less	$1,000	$1,002	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities – residential	9,856	10,391	1,680	1,767

	$10,856	$11,393	$1,680	$1,767

There were no sales of available for sale securities for the quarters ended March 31, 2013 and 2012.

Securities with a carrying value of $293,317 and $322,272 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

There were no securities in an unrealized loss position at March 31, 2013 and December 31, 2012.

NOTE 3 – LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial	$168,172	$147,455
Commercial real estate	580,362	549,218
Commercial construction	29,096	36,872
Residential real estate	91,148	82,962
Home equity	31,325	30,961
Consumer	1,721	1,801
Gross loans	901,824	849,269
Unearned net origination fees and costs	(538)	(427)
Loans receivable	901,286	848,842
Less: Allowance for loan losses	(13,637)	(13,246)

Net loans receivable	$887,649	$835,596

NOTE 3 – LOANS RECEIVABLE

(continued)

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial real estate loans is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying commercial construction loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time until the property can be sold. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential, home equity and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$648	$612	$—	$45	$—	$—	$—	$1,305
Collectively evaluated for impairment	2,596	6,937	370	1,519	625	33	252	12,332

Total	$3,244	$7,549	$370	$1,564	$625	$33	$252	$13,637

Loans receivable:
Individually evaluated for impairment	$3,135	$5,666	$—	$3,662	$119	$—	$—	$12,582
Collectively evaluated for impairment	165,037	574,696	29,096	87,486	31,206	1,721	—	889,242

Total	$168,172	$580,362	$29,096	$91,148	$31,325	$1,721	$—	$901,824

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$165	$1,006	$27	$—	$—	$—	$—	$1,198
Collectively evaluated for impairment	2,237	6,712	633	1,542	617	41	266	12,048

Total	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246

Loans receivable:
Individually evaluated for impairment	$3,124	$4,697	$395	$2,995	$119	$—	$—	$11,330
Collectively evaluated for impairment	144,331	544,521	36,477	79,967	30,842	1,801	—	837,939

Total	$147,455	$549,218	$36,872	$82,962	$30,961	$1,801	$—	$849,269

NOTE 3 – LOANS RECEIVABLE

(continued)

The following tables present information related to impaired loans by class of loans (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment(1)	Allowance for Loan Losses Allocated	Average Recorded Investment(1)	Interest Income Recognized	Cash Basis Interest Recognized
March 31, 2013
With no related allowance recorded:
Commercial	$273	$276	—	$286	$—	$—
Commercial real estate	2,392	2,434	—	1,666	16	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,023	3,068	—	3,058	—	—
Home equity lines of credit	119	121	—	121	1	—
Consumer	—	—	—	—	—	—
	5,807	5,899	—	5,131	17	—

With an allowance recorded:
Commercial	2,862	2,862	648	2,895	32	32
Commercial real estate	3,274	3,326	612	3,442	35	—
Commercial construction	—	—	—	—	—	—
Residential real estate	639	647	45	660	8	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,775	6,835	1,305	6,997	75	32

Total	$12,582	$12,734	$1,305	$12,128	$92	$32

December 31, 2012
With no related allowance recorded:
Commercial	$273	$291	—	$285	$—	$—
Commercial real estate	1,705	1,738	—	1,354	46	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,995	3,196	—	3,047	119	—
Home equity lines of credit	119	125	—	121	7	—
Consumer	—	—	—	—	—	—
	5,092	5,350	—	4,807	172	—

With an allowance recorded:
Commercial	2,851	2,984	165	2,895	135	33
Commercial real estate	2,992	3,206	1,006	3,200	26	—
Commercial construction	395	424	27	414	29	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,238	6,614	1,198	6,509	190	33

Total	$11,330	$11,964	$1,198	$11,316	$362	$33

(1) The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table presents nonaccrual and loans past due 90 days or greater and still accruing by class of loans (dollars in thousands):

	Nonaccrual		Loans Past Due 90 Days or Greater Still Accruing
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Commercial	$3,135	$3,124	$—	$—
Commercial real estate	1,994	2,446	—	—
Commercial construction	—	—	—	—
Residential real estate	2,369	2,369	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—

Total	$7,498	$7,939	$—	$—

The following tables present past due and current loans by the loan portfolio class (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Gross Loans
March 31, 2013
Commercial	$—	$—	$273	$273	$167,899	$168,172
Commercial real estate	144	2,605	1,994	4,743	575,619	580,362
Commercial construction	—	—	—	—	29,096	29,096
Residential real estate	2,723	—	2,369	5,092	86,056	91,148
Home equity lines of credit	101	114	—	215	31,110	31,325
Consumer	—	—	—	—	1,721	1,721

Total	$2,968	$2,719	$4,636	$10,323	$891,501	$901,824

December 31, 2012
Commercial	$—	$—	$273	$273	$147,182	$147,455
Commercial real estate	—	142	2,446	2,588	546,630	549,218
Commercial construction	—	—	—	—	36,872	36,872
Residential real estate	1,769	—	2,369	4,138	78,824	82,962
Home equity lines of credit	35	—	—	35	30,926	30,961
Consumer	—	—	—	—	1,801	1,801

Total	$1,804	$142	$5,088	$7,034	$842,235	$849,269

NOTE 3 – LOANS RECEIVABLE

(continued)

There were no trouble debt restructurings that occurred during the quarters ended March 31, 2013 and 2012. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ended March 31, 2013 and 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2013
Commercial	$149,162	$12,319	$6,691	$—	$168,172
Commercial real estate	562,104	7,380	10,878	—	580,362
Commercial construction	28,200	—	896	—	29,096

Total	$739,466	$19,699	$18,465	$—	$777,630

December 31, 2012
Commercial	$131,887	$11,733	$3,835	$—	$147,455
Commercial real estate	529,453	6,602	13,163	—	549,218
Commercial construction	35,985	—	887	—	36,872

Total	$697,325	$18,335	$17,885	$—	$733,545

NOTE 3 – LOANS RECEIVABLE

(continued)

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance at January 1, 2013	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246
Charge-offs	—	(452)	—	—	(79)	(3)	—	(534)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	842	283	(290)	22	87	(5)	(14)	925

Total ending balance at March 31, 2013	$3,244	$7,549	$370	$1,564	$625	$33	$252	$13,637

Allowance for loan losses:
Beginning balance at January 1, 2012	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617
Charge-offs	(1)	—	(15)	—	—	—	—	(16)
Recoveries	—	1	—	—	—	30	—	31
Provision for loan losses	989	(67)	556	(728)	25	(25)	—	750

Total ending balance at March 31, 2012	$1,641	$5,592	$988	$1,789	$364	$8	$—	$10,382

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

At March 31, 2013, there were 235,084 shares available for awards under the Company’s equity plans. Awards may be in the form of options, restricted stock or other equity awards. A summary of the stock option activity in the Company’s equity plans for the three months ended March 31, 2013 are as follows:

	Shares	Weighted Average Exercised Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	300,438	$12.32
Granted	—	—
Exercised	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2013	300,438	$12.32	4.16	$5,687,654
Fully vested and expected to vest	300,438	$12.32	4.16	$5,687,654
Exercisable at March 31, 2013	282,638	$11.95	3.86	$5,455,013

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

(continued)

As of March 31, 2013 and December 31, 2012, there was $6,282 and $4,200, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plan. The cost is expected to be recognized over a weighted-average period of less than one month. Aggregate intrinsic value is based on a fair value share price of $31.25, which is derived from the closing price of our common stock at March 31, 2013.

In conjunction with the Company’s equity plans , the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was based on the book value of stock on the date of the award. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

A summary of changes in the Company’s nonvested restricted shares for the quarter ended March 31, 2013 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2012	10,075	$18.26
Granted	14,925
Vested	(3,737)
Forfeited	—

Nonvested at March 31, 2013	21,263	$21.71

As of March 31, 2013, there was $415,283 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the quarter ended March 31, 2013 was $61,988.

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of March 31, 2013 and December 31, 2012, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Securities:
U.S. Government Agencies	$—	$1,002	$—
Mortgage-backed – residential	—	10,391	—
CRA mutual fund	—	6,172	—

December 31, 2012
Securities:
U.S. Government Agencies	$—	$1,005	$—
Mortgage-backed – residential	—	12,029	—
CRA mutual fund	—	6,218	—

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans:
Commercial	$—	$—	$—
Commercial real estate	—	—	2,662
Commercial construction	—	—	—
Residential real estate	—	—	594

March 31, 2012
Impaired loans:
Commercial	$—	$—	$1,014
Commercial real estate	—	—	709
Commercial construction	—	—	—
Residential real estate	—	—	—

As of March 31, 2013, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $3,913,000 with a valuation allowance of $657,000, resulting in an additional provision for loan losses of $76,000 for the quarter ended March 31, 2013.

As of March 31, 2012, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $2,542,000 with a valuation allowance of $819,000, resulting in an additional provision for loan losses of $264,000 for the quarter ended March 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range
Impaired loans:
Commercial real estate	$2,662	Sales comparison and income approach.	Adjustments for maintenance, property type, selling, legal costs and taxes.	10% - 65%

Residential real estate	$594	Sales comparison approach.	Adjustments for selling and other costs.	7%

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range
Impaired loans:
Commercial real estate	$709	Sales comparison and income approach.	Adjustments for maintenance, property type, selling, legal costs, taxes and date of appraisal.	20%

Commercial	$1,014	Sales comparison and income approach.	Adjustments for maintenance, selling, legal costs, taxes and date of appraisal.	17%

The carrying value and estimated fair value of financial instruments as of March 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

		Fair Value Measurements at March 31, 2013 Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$3,119	$3,119	$—	$—
Interest bearing deposits	73,238	73,238	—	—
Securities available for sale	17,565	—	17,565	—
Securities held to maturity	1,680	—	1,767	—
Loans held for sale	285	—	289	—
Loans receivable, gross	901,824	—	—	922,521
Accrued interest receivable	3,518	—	65	3,452

Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$504,432	$504,432	$—	$—
Certificates of deposit	294,646	—	296,684	—
Long-term borrowings	74,406	—	79,415	—
Accrued interest payable	2,677	—	2,677	—

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$3,242	$3,242	$—	$—
Interest bearing deposits	47,387	47,387	—	—
Securities available for sale	19,252	—	19,252	—
Securities held to maturity	1,985	—	2,084	—
Loans held for sale	405	—	414	—
Loans receivable, gross	849,269	—	—	874,438
Accrued interest receivable	3,361	—	68	3,293

Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$505,264	$505,264	$—	$—
Certificates of deposit	264,054	—	277,614	—
Long-term borrowings	79,568	—	81,703	—
Accrued interest payable	2,803	—	2,803	—

The methods and assumptions, not previously presented, used to estimate fair values for the periods ended March 31, 2013 and December 31, 2012, are described as follows:

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

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Long-term borrowings: Long-term borrowings consist of Federal Home Loan Bank of New York borrowings which are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate the fair value resulting in a Level 2 or Level 3 classification.

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Basic
Net income available to common stockholders	$2,336	$1,696
Weighted average common shares outstanding	4,056	2,244
Basic earnings per common share	$0.58	$0.76

Diluted
Net income available to common stockholders	$2,336	$1,696
Add: Preferred dividends	—	146
Net income	2,336	1,842
Weighted average common shares outstanding for basic earnings per common share	4,056	2,244
Add: Dilutive effects of assumed exercises of stock options	121	75
Add: Dilutive effects of assumed conversion of preferred stock	—	659
Average shares and dilutive potential common shares	4,177	2,978

Diluted earnings per common share	$0.56	$0.62

There were no stock options that resulted in anti-dilution for the periods presented.

NOTE 7 – INITIAL PUBLIC OFFERING OF CONNECTONE BANCORP, INC.

On February 11, 2013 , ConnectOne Bancorp, Inc. (“The Company“) priced 1,600,000 common units in its IPO at $28.00 per unit, and on February 12, 2013, ConnectOne Bancorp common units began trading on the Nasdaq Stock Market (ticker symbol: CNOB). The Company closed its IPO of 1,840,000 common units, which included 240,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, on February 21, 2013.

The net proceeds from the IPO were approximately $47.7 million, after deducting the underwriting discount of approximately $3.4 million and approximately $457,000 of expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking“ information. Those statements are subject to known and unknown risk, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors included in the Company’s Annual Report Form 10K filed for the year ended December 31, 2012 and the following:

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,“ is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10K contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Operating Results Overview

Net income for the first quarter of 2013 was $2.3 million, an increase of $0.5 million, or 26.8%, compared to net income of $1.8 million in the first quarter of 2012. Net income available to common shareholders for first quarter of 2013 was $2.3 million, an increase of $0.6 million, or 37.7%, compared to net income available to common shareholders of $1.7 million in the first quarter of 2012. Diluted earnings per share were $0.56 for the first quarter 2013, a decline from $0.62 for the first quarter 2012. Net income available to common shareholders and diluted earnings per share in 2012 were impacted by three series of convertible preferred stock issued at various times between 2009 and 2012. During 2012, all three series of preferred stock were converted into common shares and, as of December 31, 2012, stockholders’ equity was comprised solely of common equity. In addition, earnings per share were impacted by our issuance of 1.8 million shares in the first quarter of 2013 as part of our initial public offering.

The increases in net income and net income available to common shareholders were primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from overall sound credit quality.

Net Interest Income

Net interest income for the first quarter of 2013 was $9.4 million, an increase of $1.6 million, or 21.2%, compared to net interest income of $7.7 million in the first quarter of 2012. The increase in net interest income was largely attributable to growth in average interest-earning assets, principally loans, which increased by 28.8% to $950.2 million in the first quarter of 2013 from $737.6 million in the first quarter of 2012, and was partially offset by a 21 basis points contraction in the net interest margin, from 4.22% in the first quarter of 2012 to 4.01% in the first quarter of 2013. Although the Bank’s cost of interest-bearing funds has declined, from 1.10% in last year’s first quarter to 0.90% in the first quarter of 2013, the rate earned on interest-earning assets has declined to a greater degree, from 5.07% in last year’s first quarter to 4.66% in the first quarter of 2013. The Bank’s holdings of loans and securities continue to re-price lower as a result of maturities and prepayments.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the three months ended March 31, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the three months ended
	March 31, 2013			March 31, 2012
	(dollars in thousands)
Interest-earning assets:	Average Balance	Interest	Average Rate (5)	Average Balance	Interest	Average Rate (5)
Investment securities (1)	$25,216	$195	3.14%	$35,335	$281	3.20%
Loans receivable (2) (3)	873,557	10,696	4.97%	671,395	9,006	5.40%
Federal funds sold and interest- bearing deposits with banks	51,431	21	0.17%	30,821	17	0.22%
Total interest-earning assets	950,204	10,912	4.66%	737,551	9,304	5.07%
Allowance for loan losses	(13,545)			(9,899)
Non-interest earning assets	19,364			22,467
Total assets	$956,023			$750,119

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$329,906	259	0.32%	$309,094	421	0.55%
Time deposits	277,882	887	1.29%	185,771	775	1.68%
Total interest-bearing deposits	607,788	1,146	0.76%	494,865	1,196	0.97%

Borrowings	76,019	334	1.78%	72,294	316	1.76%
Capital lease obligation	3,172	48	6.14%	3,251	49	6.06%
Total interest-bearing liabilities	686,979	1,528	0.90%	570,410	1,561	1.10%
Noninterest-bearing deposits	164,403			118,063
Other liabilities	7,706			3,755
Stockholders’ equity	96,935			57,891
Total liabilities and stockholders’ equity	$956,023			$750,119

Net interest income/interest rate spread		$9,384	3.76%		$7,743	3.97%

Net interest margin (4)			4.01%			4.22%

(1)	Average balances are calculated on amortized cost.

(2)	Includes loan fee income.

(3)	Loans receivable include non-accrual loans.

(4)	Represents net interest income divided by average total interest-earning assets.

(5)	Rates are annualized.

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

The provision for loan losses for the first quarter of 2013 was $0.9 million, an increase of $0.2 million, compared to the provision for loan losses of $0.7 million in the first quarter of 2012. A majority of the provision for loan losses in both periods was attributable to loan growth.

Non-Interest Income

Non-interest income represents a relatively small portion of the Bank’s total revenue as management has made a strategic decision to de-emphasize fee income, focusing instead on customer growth and retention. Non-interest income totaled $259,000 for the first quarter of 2013, up slightly from $245,000 in the first quarter of 2012. Growth in service and card-related fees were partially offset by a decline in residential mortgage income.

Non-Interest Expense

Non-interest expenses have increased significantly since inception of the Bank as we have expanded our geographic reach and invested in our infrastructure to support our strong asset growth. Non-interest expenses for the first quarter of 2013 were $4.7 million, a $0.6 million, or 14.3%, increase from $4.1 million in the first quarter of 2012. The largest factor contributing to the increase was salaries and employee benefits expense, which increased by $0.4 million to $2.5 million in the first quarter of 2013 from $2.1 million in the first quarter of 2012. This increase was primarily due to an increase in the number of full-time employees. Also contributing to higher non-interest expenses were increased costs associated with being a publicly-traded entity and a general increase in other operating expenses related to a significantly increased volume of business.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the recent improvements in our efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio improved from 49.2% in the first quarter of 2013 from 51.9% in the first quarter of 2012.

Income Taxes

Income tax expense was $1.6 million for the first quarter of 2013 versus $1.2 million for the first quarter of 2012. The effective tax rate, which is derived from both federal and New Jersey statutory income tax rates, is approximately 41% for 2013; an increase from 40% for 2012, as the Company’s growth and increase in earnings has placed it into the 35% federal bracket. Management has thus far taken a conservative approach to the Company’s tax position and is currently exploring various strategies to maximize the tax efficiency of operations.

Financial Condition Overview

At March 31, 2013, total assets were $1.0 billion, a $75.8 million increase from December 31, 2012. The increase in total assets was due largely to a $52.4 million increase in loans receivable, reflecting growth in commercial, commercial real estate, and residential real estate loan portfolio classes. Also contributing to growth in total assets was a $25.9 million increase in interest-bearing deposits with banks. The growth in assets was funded by a $29.8 million increase in deposits and $47.7 million in net proceeds from our aforementioned equity offering.

Stockholders’ Equity

Stockholders’ equity totaled $122.4 million as of March 31, 2013, an increase of $50.0 million from $72.4 million as of year-end 2012, due primarily to the Company’s first quarter IPO. As of March 31, 2013, the tangible common equity ratio and tangible book value per share were 12.15% and $24.33, respectively. As of December 31, 2012, the Company’s tangible common equity ratio and tangible book value per share were 7.76% and $22.77, respectively.

Capital

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios for the following periods:

	March 31, 2013			December 31, 2012
			Well			Well
	Actual	Minimum	Capitalized	Actual	Minimum	Capitalized
	Ratio	Requirement	Requirement	Ratio	Requirement	Requirement
The Company:
Leverage ratio	12.74%	4.00%	n/a	7.84%	4.00%	n/a
Tier 1 Risk-based capitalization	14.18%	4.00%	n/a	9.26%	4.00%	n/a
Total Risk-based capitalization	15.43%	8.00%	n/a	10.52%	8.00%	n/a
The Bank:
Leverage ratio	12.71%	4.00%	5.00%	7.84%	4.00%	5.00%
Tier 1 Risk-based capitalization	14.17%	4.00%	6.00%	9.26%	4.00%	6.00%
Total Risk-based capitalization	15.43%	8.00%	10.00%	10.51%	8.00%	10.00%

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of the periods indicated:

	March 31, 2013		December 31, 2012
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Commercial	$168,172	18.6%	$147,455	17.4%
Commercial real estate	580,362	64.4	549,218	64.7
Commercial construction	29,096	3.2	36,872	4.3
Residential real estate	91,148	10.1	82,962	9.8
Home equity	31,325	3.5	30,961	3.6
Consumer	1,721	0.2	1,801	0.2
Total gross loans	$901,824	100.0	$849,269	100.0

Asset Quality

Nonperforming assets totaled $7.9 million, or 0.79% of total assets, at March 31, 2013, down from $8.4 million, or 0.90% of total assets, at year-end 2012. The allowance for loan losses was $13.6 million, representing 1.51% of loans receivable and 181.9% of nonaccrual loans at March 31, 2013. At year-end 2012, the allowance was $13.2 million representing 1.56% of loans receivable and 166.8% of nonaccrual loans. There were $0.5 million in net charge-offs recorded during the first quarter of 2013, representing an annualized rate of 0.25%.

The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the periods indicated:

(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans	7,498	7,939
Other real estate owned	433	433
Total non-performing assets (1)	$7,931	$8,372
Loans past due 90 days and still accruing	$—	$—
Performing troubled debt restructured loans	$2,996	$2,996

Nonaccrual loans to loans receivable	0.83%	0.93%
Nonperforming assets to total assets (1)	0.79%	0.90%
Allowance for loan losses to loans receivable	1.51%	1.56%
Allowance for loan losses to non-accrual loans	181.9%	166.8%
Net loan charge-offs to average loans	0.25%	0.05%

(1) Non-performing assets are defined as nonaccrual loans plus other real estated owned.

Allowance for Loan Losses

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	Quarter Ended	Quarter Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$13,246	$9,617
Provision charged to operating expenses	925	750
Recoveries of loans previously charged-off:
Commercial	—	1
Consumer	—	30
Residential real estate	—	—
Total recoveries	—	31
Loans charged-off:
Commercial	(452)	(16)
Consumer	(82)	—
Residential real estate	—	—
Total charge-offs	(534)	(16)
Net (charge-offs)/recoveries	(534)	15
Balance at end of period	$13,637	$10,382
Net charge-offs to average loans outstanding	0.25%	(0.01%)

Allowance for loan losses to total loans	1.51%	1.51%

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

At March 31, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of March 31, 2013, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $95.3 million, which represented 9.5% of total assets and 11.9% of total deposits and borrowings, compared to $71.5 million at December 31, 2012, which represented 7.7% of total assets and 9.3% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2013, had the ability to borrow $336.7 million. In addition, at March 31, 2013, the Bank had in place additional borrowing capacity of $12.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged at year-end 2012. At March 31, 2013, the Bank had aggregate available and unused credit of $274.3 million, which represents the aforementioned facilities totaling $348.7 million net of $74.4 million in outstanding borrowings. At March 31, 2013, outstanding commitments for the Bank to extend credit were $135.7 million.

Cash and cash equivalents totaled $76.4 million on March 31, 2013, increasing by $25.7 million or 50.8%, from $50.6 million at December 31, 2012. Operating activities provided $5.0 million in net cash. Investing activities used $51.6 million in net cash, primarily reflecting an increase in loans. Financing activities provided $72.4 million in net cash, primarily reflecting a net increase of $29.8 million in deposits and net proceeds of $47.8 million from our initial public offering, partially offset by net repayments of $10.1 million long-term borrowings.

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

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2013 and December 31, 2012 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of March 31, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 0.9%. As of December 31, 2012, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.6%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 0.5%.

In our model, which was run as of March 31, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.1%, while a 100 basis-point decrease in interest rates will decrease net interest income by 3.4%. As of December 31, 2012, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in interest rates will decrease net interest income by 2.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of March 31, 2013, would decline by 14.26% with a rate shock of up 200 basis points, and increase by 7.10% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2012, would decline by 19.37% with a rate shock of up 200 basis points, and increase by 9.73% with a rate shock of down 100 basis points.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

Interest rate risk management is our primary market risk. See Item 2—“Management’s Discussion and Analysis—Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls:

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 31.1 – Certification of Frank Sorrentino III pursuant to SEC Rule 13a-14(a)

Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)

Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from ConnectOne Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTONE BANCORP, INC.

Date: May 10, 2013	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer
- 34 -