Form 10-Q
period 2013-06-30
ConnectOne Bancorp, Inc.
filed 2013-08-09
CIK 1462694

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013 there were 5,021,142 shares of common stock, no par value, outstanding.

ConnectOne Bancorp, Inc.
FORM 10-Q

ConnectOne Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$3,450	$3,242
Interest-bearing deposits with banks	37,130	47,387
Cash and cash equivalents	40,580	50,629

Securities available for sale	24,409	19,252
Securities held to maturity, fair value of $1,481 at 2013 and $2,084 at 2012	1,421	1,985
Loans held for sale	133	405

Loans receivable	955,579	848,842
Less: Allowance for loan losses	(13,981)	(13,246)
Net loans receivable	941,598	835,596

Investment in restricted stock, at cost	4,766	4,744
Bank premises and equipment, net	8,049	7,904
Accrued interest receivable	3,509	3,361
Other real estate owned	433	433
Goodwill	260	260
Other assets	5,329	5,357
Total assets	$1,030,487	$929,926

Liabilities
Deposits
Non-interest-bearing	$173,188	$170,355
Interest-bearing	650,157	598,963
Total deposits	823,345	769,318
Long-term borrowings	74,065	79,568
Accrued interest payable	2,586	2,803
Capital lease obligation	3,148	3,185
Other liabilities	2,768	2,690
Total liabilities	905,912	857,564

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value; authorized 10,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding 5,021,142 at June 30, 2013 and 3,166,217 at December 31, 2012	99,038	51,205
Retained earnings	25,494	20,661
Accumulated other comprehensive income	43	496
Total stockholders’ equity	124,575	72,362
Total liabilities and stockholders’ equity	$1,030,487	$929,926

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans receivable, including fees	$11,139	$10,114	$21,835	$19,120
Securities	179	242	373	523
Other interest income	34	13	55	30
Total interest income	11,352	10,369	22,263	19,673
Interest expense
Deposits	1,149	1,168	2,294	2,364
Long-term borrowings	330	337	664	653
Capital lease	47	48	95	97
Total interest expense	1,526	1,553	3,053	3,114

Net interest income	9,826	8,816	19,210	16,559
Provision for loan losses	950	1,140	1,875	1,890
Net interest income after provision for loan losses	8,876	7,676	17,335	14,669
Non-interest income
Service fees	63	87	98	117
Gains on sales of loans	78	113	150	211
Gains on sales of securities	—	—	—	—
Other income	160	77	313	194
Total non-interest income	301	277	561	522

Non-interest expenses
Salaries and employee benefits	2,446	2,133	4,924	4,228
Occupancy and equipment	761	688	1,491	1,413
Professional fees	320	332	590	540
Advertising and promotion	166	106	269	184
Data processing	444	451	892	859
Other expenses	788	749	1,502	1,381
Total non-interest expenses	4,925	4,459	9,668	8,605
Income before income tax expense	4,252	3,494	8,228	6,586
Income tax expense	1,755	1,418	3,395	2,666
Net income	2,497	2,076	4,833	3,920
Dividends on preferred shares	—	206	—	352
Net income available to common stockholders	$2,497	$1,870	$4,833	$3,568

Earnings per common share:
Basic	$0.50	$0.83	$1.06	$1.59
Diluted	0.49	0.62	1.04	1.24
Weighted average common shares outstanding:
Basic	5,021,142	2,245,044	4,541,192	2,244,392
Diluted	5,137,828	3,319,089	4,654,978	3,160,247

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$2,497	$2,076	$4,833	$3,920
Net unrealized gains/(losses)	(633)	83	(755)	43
Tax effect	(253)	33	(302)	17
Other comprehensive income (loss)	(380)	50	(453)	26
Comprehensive income	$2,117	$2,126	$4,380	$3,946

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

	Common Stock	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock Series C	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$27,149	$2,500	$14,004	$—	$12,594	$610	$56,857
Net income	—	—	—	—	8,421	—	8,421
Other comprehensive loss, net of taxes	—	—	—	—	—	(114)	(114)
Issuance of convertible preferred stock; Series C, 7,500 shares	—	—	—	7,500	—	—	7,500
Conversion of preferred stock; Series A, Series B, and Series C	24,004	(2,500)	(14,004)	(7,500)	—	—	—
Cash dividends paid on preferred stock	—	—	—	—	(354)	—	(354)
Equity-based compensation	52	—	—	—	—	—	52

Balance at December 31, 2012	51,205	—	—	—	20,661	496	72,362
Net income	—	—	—	—	4,833	—	4,833
Other comprehensive loss, net of taxes	—	—	—	—	—	(453)	(453)
Issuance of 1,840,000 shares, net of expenses	47,715	—	—	—	—	—	47,715
Grant of 14,925 restricted stock awards	—	—	—	—	—	—	—
Equity-based compensation	118	—	—	—	—	—	118

Balance at June 30, 2013	$99,038	$—	$—	$—	$25,494	$43	$124,575

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$4,833	$3,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,875	1,890
Depreciation and amortization	571	645
Net amortization of securities discounts and premiums	37	22
Stock compensation earned	118	—
Amortization of intangible assets	—	5
Proceeds from sale of loans	7,572	10,149
Origination of loans held for sale	(7,150)	(10,919)
Gain on sales of loans	(150)	(211)
Increase in accrued interest receivable	(148)	(131)
Increase (decrease) in accrued interest payable	(217)	152
Increase (decrease) in other liabilities	78	(165)
Decrease in other assets	330	755
Net cash provided by operating activities	7,749	6,112

Cash flows from investing activities
Net increase in loans	(107,877)	(99,563)
Purchases of securities available for sale	(9,902)	—
Maturities, calls and principal repayments of securities held to maturity and available for sale	4,517	4,926
Net increase in investments in restricted stock, at cost	(22)	(1,389)
Purchases of premises and equipment	(716)	(256)
Net cash used in investing activities	(114,000)	(96,282)

Cash flows from financing activities
Net increase in deposits	54,027	57,011
Proceeds from long-term borrowing	5,000	60,000
Repayments of long-term borrowings	(10,503)	(35,492)
Net proceeds from initial public offering	47,715	—
Proceeds from sale of preferred stock	—	7,500
Decrease in capital lease obligation	(37)	(35)
Preferred stock dividends	—	(352)
Net cash provided by financing activities	96,202	88,632

Net decrease in cash and cash equivalents	(10,049)	(1,538)
Cash and cash equivalents – beginning	50,629	59,176
Cash and cash equivalents – ending	$40,580	$57,638

Supplementary cash flows information:
Interest paid	$3,270	$2,962
Income taxes paid	$4,130	$2,927

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The consolidated financial information included herein as of and for the periods ended June 30, 2013 and 2012 is unaudited. The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at June 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Securities available for sale:
U.S. Treasury securities	$1,932	$—	$(59)	$1,873
U.S. government sponsored agencies	—	—	—	—
States and political subdivisions	2,923	—	(61)	2,862
Asset-backed securities:
Residential mortgages	10,962	374	(98)	11,238
Student loans	2,516	—	(52)	2,464
Equity securities	6,000	—	(28)	5,972

	$24,333	$374	$(298)	$24,409

December 31, 2012
Securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government sponsored agencies	1,000	5	—	1,005
States and political subdivisions	—	—	—	—
Asset-backed securities:
Residential mortgages	11,421	608	—	12,029
Student loans	—	—	—	—
Equity securities	6,000	218	—	6,218

	$18,421	$831	$—	$19,252

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at June 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2013
Securities held to maturity:
Asset-backed securities – residential mortgages	$1,421	$60	$—	$1,481

December 31, 2012
Securities held to maturity:
Asset-backed securities – residential mortgages	$1,985	$99	$—	$2,084

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - SECURITIES

(continued)

The amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities do not have a specific maturity and are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2013
Due in one year or less	$1,006	$1,006	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,849	3,729	—	—
Due after ten years	2,516	2,464	—	—
Asset-backed securities – residential mortgages	10,962	11,238	1,421	1,481

	$18,333	$18,437	$1,421	$1,481

There were no sales of available for sale securities for the six months ended June 30, 2013 and 2012.

Securities with a carrying value of $236,342 and $322,272 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following table summarizes securities with unrealized losses at June 30, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Available-for-Sale
U.S. Treasury securities	$1,873	$59	$—	$—	$1,873	$59
States and political subdivisions	2,862	61	—	—	2,862	61
Asset-backed securities –
Residential mortgages	4,797	98	—	—	4,797	98
Student loans	2,464	52			2,464	52
Equity securities	5,972	28	—	—	5,972	28
	$17,968	$298	$—	$—	$17,968	$298

Unrealized losses on available for sale securities have not been recognized into income because the securities are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

There were no held to maturity securities in an unrealized loss position at June 30, 2013. There were no securities in an unrealized loss position at December 31, 2012.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012

Commercial	$193,231	$147,455
Commercial real estate	597,126	549,218
Commercial construction	42,261	36,872
Residential real estate	90,465	82,962
Home equity	31,574	30,961
Consumer	1,556	1,801
Gross loans	956,213	849,269
Unearned net origination fees and costs	(634)	(427)
Loans receivable	955,579	848,842
Less: Allowance for loan losses	(13,981)	(13,246)
Net loans receivable	$941,598	$835,596

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial real estate loans is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying commercial construction loans often do not generate sufficient cash flows to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time until the property can be sold. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential, home equity and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in a sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$759	$89	$—	$200	$—	$—	$—	$1,048
Collectively evaluated for impairment	2,952	7,132	531	1,431	627	35	225	12,933

Total	$3,711	$7,221	$531	$1,631	$627	$35	$225	$13,981

Loans receivable:
Individually evaluated for impairment	$3,542	$6,511	$—	$3,643	$232	$—	$—	$13,928
Collectively evaluated for impairment	189,689	590,615	42,261	86,822	31,342	1,556	—	942,285

Total	$193,231	$597,126	$42,261	$90,465	$31,574	$1,556	$—	$956,213

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$165	$1,006	$27	$—	$—	$—	$—	$1,198
Collectively evaluated for impairment	2,237	6,712	633	1,542	617	41	266	12,048

Total	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246

Loans receivable:
Individually evaluated for impairment	$3,124	$4,697	$395	$2,995	$119	$—	$—	$11,330
Collectively evaluated for impairment	144,331	544,521	36,477	79,967	30,842	1,801	—	837,939

Total	$147,455	$549,218	$36,872	$82,962	$30,961	$1,801	$—	$849,269

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following tables present information related to impaired loans by class (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment (1)	Allowance for Loan Losses Allocated	Average Recorded Investment (1)	Interest Income Recognized	Cash Basis Interest Recognized

June 30, 2013
With no related allowance recorded:
Commercial	$804	$698	—	$699	$10	$—
Commercial real estate	5,589	4,998	—	5,484	33	—
Commercial construction	—	—	—	—	—	—
Residential real estate	1,291	1,330	—	1,311	24	—
Home equity lines of credit	233	238	—	236	3	—
Consumer	—	—	—	—	—	—
	7,917	7,264	—	7,730	70	—

With an allowance recorded:
Commercial	2,862	2,862	759	2,895	—	60
Commercial real estate	1,980	2,040	89	2,069	27	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,357	2,438	200	2,438	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	7,199	7,340	1,048	7,402	27	60

Total	$15,116	$14,604	$1,048	$15,132	$97	$60

December 31, 2012
With no related allowance recorded:
Commercial	$273	$291	—	$285	$—	$—
Commercial real estate	1,705	1,738	—	1,354	46	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,995	3,196	—	3,047	119	—
Home equity lines of credit	119	125	—	121	7	—
Consumer	—	—	—	—	—	—
	5,092	5,350	—	4,807	172	—

With an allowance recorded:
Commercial	2,851	2,984	165	2,895	135	33
Commercial real estate	2,992	3,206	1,006	3,200	26	—
Commercial construction	395	424	27	414	29	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,238	6,614	1,198	6,509	190	33

Total	$11,330	$11,964	$1,198	$11,316	$362	$33

(1)	The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table presents nonaccrual and loans past due 90 days or greater and still accruing by class of loans (dollars in thousands):

	Nonaccrual		Loans Past Due 90 Days or Greater Still Accruing
	June 30, 2013	December 31 2012	June 30, 2013	December 31 2012

Commercial	$3,542	$3,124	$—	$—
Commercial real estate	2,781	2,446	1,189	—
Commercial construction	—	—	—	—
Residential real estate	2,990	2,369	—	—
Home equity lines of credit	232	—	—	—
Consumer	—	—	—	—

Total	$9,545	$7,939	$1,189	$—

The following tables present past due and current loans by the loan portfolio class (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Gross Loans

June 30, 2013
Commercial	$—	$—	$680	$680	$192,551	$193,231
Commercial real estate	—	—	3,970	3,970	593,156	597,126
Commercial construction	—	—	—	—	42,261	42,261
Residential real estate	—	—	2,990	2,990	87,475	90,465
Home equity lines of credit	114	539	232	885	30,689	31,574
Consumer	2	22	—	24	1,532	1,556

Total	$116	$561	$7,872	$8,549	$947,664	$956,213

December 31, 2012
Commercial	$—	$—	$273	$273	$147,182	$147,455
Commercial real estate	—	142	2,446	2,588	546,630	549,218
Commercial construction	—	—	—	—	36,872	36,872
Residential real estate	1,769	—	2,369	4,138	78,824	82,962
Home equity lines of credit	35	—	—	35	30,926	30,961
Consumer	—	—	—	—	1,801	1,801

Total	$1,804	$142	$5,088	$7,034	$842,235	$849,269

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

There were no troubled debt restructurings that occurred during the quarters ended June 30, 2013 and 2012. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ended June 30, 2013 and 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Substandard: Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2013
Commercial	$171,115	$15,437	$6,679	$—	$193,231
Commercial real estate	580,229	3,800	13,097	—	597,126
Commercial construction	41,193	—	1,068	—	42,261

Total	$792,537	$19,237	$20,844	$—	$832,618

December 31, 2012
Commercial	$131,887	$11,733	$3,835	$—	$147,455
Commercial real estate	529,453	6,602	13,163	—	549,218
Commercial construction	35,985	—	887	—	36,872

Total	$697,325	$18,335	$17,885	$—	$733,545

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance at 1/1/13	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246
Charge-offs	—	(1,059)	—	—	(79)	(3)	—	(1,141)
Recoveries	—	—	—	—	—	1	—	1
Provision for loan losses	1,309	562	(129)	89	89	(4)	(41)	1,875
Total ending balance	$3,711	$7,221	$531	$1,631	$627	$35	$225	$13,981

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance at 1/1/12	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617
Charge-offs	(225)	—	(15)	—	—	—	—	(240)
Recoveries	—	1	—	—	—	30	—	31
Provision for loan losses	1,648	539	493	(810)	42	(22)	—	1,890
Total ending balance	$2,076	$6,198	$925	$1,707	$381	$11	$—	$11,298

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance at 4/1/13	$3,244	$7,549	$370	$1,564	$625	$33	$252	$13,637
Charge-offs	—	(607)	—	—	—	—	—	(607)
Recoveries	—	—	—	—	—	1	—	1
Provision for loan losses	467	279	161	67	2	1	(27)	950
Total ending balance	$3,711	$7,221	$531	$1,631	$627	$35	$225	$13,981

Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance at 4/1/12	$1,641	$5,592	$988	$1,789	$364	$8	$—	$10,382
Charge-offs	(224)	—	—	—	—	—	—	(224)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	659	606	(63)	(82)	17	3	—	1,140
Total ending balance	$2,076	$6,198	$925	$1,707	$381	$11	$—	$11,298

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

At June 30, 2013, there were 216,906 shares available for awards under the Company’s equity plans. Awards may be in the form of options, restricted stock or other equity awards. A summary of the stock option activity in the Company’s equity plans for the six months ended June 30, 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	300,438	$12.32
Granted	—	—
Exercised	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2013	300,438	$12.32	3.91	$5,534,431
Fully vested and expected to vest	300,438	$12.32	3.91	$5,534,431
Exercisable at June 30, 2013	286,687	$12.04	3.69	$5,364,235

As of June 30, 2013 and December 31, 2012, there was $26,000 and $4,200, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plan. The cost is expected to be recognized over a weighted-average period of less than six months. Aggregate intrinsic value is based on a fair value share price of $30.74, which is derived from the closing price of our common stock at June 30, 2013.

In conjunction with the Company’s equity plans, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was based on the book value of stock on the date of the award. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

A summary of changes in the Company’s nonvested restricted shares for the quarter ended June 30, 2013 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2012	10,075	$18.26
Granted	14,925
Vested	(4,891)
Forfeited	—

Nonvested at June 30, 2013	20,109	$21.92

As of June 30, 2013, there was $356,857 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the quarter ended June 30, 2013 was $35,516.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of June 30, 2013 and December 31, 2012, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Securities:
U.S. Treasury securities	$—	$1,873	$—
U.S. government sponsored agencies	—	—	—
State and political subdivisions	—	2,862	—
Asset-backed securities:
Residential mortgages	—	11,238	—
Student loans	—	2,464	—
Equity securities	—	5,972	—

December 31, 2012
Securities:
U.S. Treasury securities	$—	$—	$—
U.S. government sponsored agencies	—	1,005	—
State and political subdivisions	—	—	—
Asset-backed securities:
Residential mortgages	—	12,029	—
Student loans	—	—	—
Equity securities	—	6,218	—

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans:
Commercial	$—	$—	$—
Commercial real estate	—	—	1,891
Commercial construction	—	—	—
Residential real estate	—	—	2,157

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

December 31, 2012
Impaired loans:
Commercial	$—	$—	$—
Commercial real estate	—	—	1,986
Commercial construction	—	—	368
Residential real estate	—	—	—

June 30, 2012
Impaired loans:
Commercial	$—	$—	$876
Commercial real estate	—	—	640
Commercial construction	—	—	—
Residential real estate	—	—	—

As of June 30, 2013, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $4,338,000 with a valuation allowance of $289,000, resulting in an additional provision for loan losses of $216,000 and $185,000 for the second quarter and first half of 2013, respectively.

As of December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,387,000, with a valuation allowance of $1,033,000, resulting in an additional provision for loan losses of $558,000 for the year ended December 31, 2012.

As of June 30, 2012, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $2,510,000 with a valuation allowance of $994,000, resulting in an additional provision for loan losses of $175,000 and $439,000 for the second quarter and first half of 2012, respectively.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:

Commercial real estate	$1,891	Sales comparison and income approach.	Adjustments for maintenance, selling, legal costs and taxes.	7%-14%	9%

Residential real estate	$2,157	Sales comparison approach.	Adjustments for selling and other costs.	10%	10%

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:

Commercial real estate	$1,986	Sales comparison and income approach.	Adjustments for maintenance, property type, selling, legal costs and date of appraisal.	10%-65%	32%

Commercial construction	$368	Sales comparison and income approach.	Adjustments for maintenance, selling and legal costs.	7%	7%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:

Commercial real estate	$640	Sales comparison and income approach.	Adjustments for maintenance, selling, legal costs and taxes and date of appraisal.	17%	17%

Commercial	$876	Sales comparison and income approach.	Adjustments for maintenance, selling, legal costs, taxes and date of appraisal.	6%	6%

The carrying value and estimated fair value of financial instruments as of June 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

		Fair Value Measurements at June 30, 2013 Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$3,450	$3,450	$—	$—
Interest bearing deposits	37,130	37,130	—	—
Securities available for sale	24,409	—	24,409	—
Securities held to maturity	1,421	—	1,481	—
Loans held for sale	133	—	133	—
Loans receivable, gross	955,579	—	—	967,512
Accrued interest receivable	3,509	—	72	3,437

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$501,671	$501,671	$—	$—
Certificates of deposit	321,674	—	323,783	—
Long-term borrowings	74,065	—	78,238	—
Accrued interest payable	2,586	—	2,586	—

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$3,242	$3,242	$—	$—
Interest bearing deposits	47,387	47,387	—	—
Securities available for sale	19,252	—	19,252	—
Securities held to maturity	1,985	—	2,084	—
Loans held for sale	405	—	414	—
Loans receivable, gross	849,269	—	—	874,438
Accrued interest receivable	3,361	—	68	3,293

Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$505,264	$505,264	$—	$—
Certificates of deposit	264,054	—	277,614	—
Long-term borrowings	79,568	—	81,703	—
Accrued interest payable	2,803	—	2,803	—

The methods and assumptions, not previously presented, used to estimate fair values for the periods ended June 30, 2013 and December 31, 2012, are described as follows:

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30, 2013
	2013	2012	2013	2012
Basic:
Net income available to common stockholders	$2,497	$1,870	$4,833	$3,568
Weighted average common shares outstanding	5,021	2,245	4,541	2,244

Basic earnings per common share	$0.50	$0.83	$1.06	$1.59

Diluted:
Net income available to common stockholders	$2,497	$1,870	$4,833	$3,568
Add: Preferred dividends	—	206	—	352
Net Income	$2,497	$2,076	$4,833	$3,920

Weighted average common shares outstanding for basic earnings per common share	5,021	2,245	4,541	2,244
Add: Dilutive effects of assumed exercises of stock options	117	90	114	86
Add: Dilutive effects of assumed conversion of preferred stock	—	984	—	830

Average shares and dilutive potential common shares	5,138	3,319	4,655	3,160

Diluted earnings per common share	$0.49	$0.62	$1.04	$1.24

There were no stock options that resulted in anti-dilution for the periods presented.

NOTE 7 – INITIAL PUBLIC OFFERING OF CONNECTONE BANCORP, INC.

On February 11, 2013 , ConnectOne Bancorp, Inc. (“The Company”) priced 1,600,000 common shares in its IPO at $28.00 per share, and on February 12, 2013, ConnectOne Bancorp common shares began trading on the Nasdaq Stock Market (ticker symbol: CNOB). The Company issued a total of 1,840,000 common shares in its IPO, which included 240,000 common shares issued pursuant to the underwriters’ exercise of their option to purchase additional common shares, on February 21, 2013.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Operating Results Overview

Net income for the second quarter of 2013 was $2.5 million, an increase of $0.4 million, or 20.3%, compared to net income of $2.1 million in the second quarter of 2012. Net income available to common shareholders for the second quarter of 2013 was $2.5 million, an increase of $0.6 million, or 33.5%, compared to net income available to common shareholders of $1.9 million in the second quarter of 2012. Diluted earnings per share were $0.49 for the second quarter of 2013, a decline from $0.62 for the second quarter of 2012. Net income for the first half of 2013 was $4.8 million, an increase of $0.9 million, or 18.9%, compared to net income of $3.9 million in the first half of 2012. Net income available to common shareholders for the first half of 2013 was $4.8 million, an increase of $1.3 million, or 35.5%, compared to net income available to common shareholders of $3.6 million in the first half of 2012. Diluted earnings per share were $1.04 for the first half of 2013, a decline from $1.24 for the first half of 2012.

Net income available to common shareholders and diluted earnings per share in 2012 were impacted by three series of convertible preferred stock issued at various times between 2009 and 2012. During 2012, all three series of preferred stock were converted into common shares and, as of December 31, 2012, stockholders’ equity was comprised solely of common equity. In addition, earnings per share in 2013 were impacted by the issuance of 1.8 million shares in the first quarter of 2013 as part of our initial public offering.

The increases in net income and net income available to common shareholders were primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from an improving economy and overall sound credit quality.

Net Interest Income

Net interest income for the second quarter of 2013 was $9.8 million, an increase of $1.0 million, or 11.5%, compared to net interest income of $8.8 million in the second quarter of 2012. Net interest income for the first half of 2013 was $19.2 million, an increase of $2.7 million, or 16.0%, compared to net interest income of $16.6 million in the first half of 2012. The increase in net interest income was largely attributable to growth in average interest-earning assets, principally loans, which increased by 27.9% and 27.6% in the second quarter and first half of 2013, respectively, from prior period amounts, and was partially offset by a 65 basis point contraction in the net interest margin, from 4.54% in the second quarter of 2012 to 3.89% in the second quarter of 2013 and by a 50 basis point contraction from 4.45% in the first half of 2012 to 3.95% in the first half of 2013. Although the Bank’s cost of interest-bearing funds has declined, from 1.04% in the second quarter of 2012 to 0.86% in the second quarter of 2013, and from 1.07% in the first half 2012 to 0.88% in the first half 2013, the rate earned on interest-earning assets has declined to a greater degree, from 5.34% in last year’s second quarter to 4.50% in the second quarter of 2013, and from 5.28% in the first half of 2012 to 4.58% in the first half of 2013. The Bank’s net interest income has increased due to volume growth, despite continue margin compression resulting from the maturity, prepayment or contractual re-pricing of loans and securities in this extended period of low interest rates.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the three months and six months ended June 30, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
Interest-earning assets:
Investment securities (1)	$25,460	$179	2.82%	$30,752	$242	3.17%
Loans receivable (2) (3)	923,841	11,139	4.84%	715,710	10,114	5.68%
Federal funds sold and interest-bearing deposits with banks	63,061	34	0.22%	34,677	13	0.15%
Total interest-earning assets	1,012,362	11,352	4.50%	781,139	10,369	5.34%
Allowance for loan losses	(13,936)			(10,598)
Non-interest earning assets	21,270			26,421
Total assets	$1,019,696			$796,962

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$330,289	257	0.31%	$306,516	369	0.48%
Time deposits	304,429	892	1.18%	213,744	799	1.50%
Total interest-bearing deposits	634,718	1,149	0.73%	520,260	1,168	0.90%

Borrowings	74,287	330	1.78%	77,871	337	1.74%
Capital lease obligation	3,160	47	5.97%	3,233	48	5.97%
Total interest-bearing liabilities	712,165	1,526	0.86%	601,364	1,553	1.04%
Noninterest-bearing deposits	179,084			125,723
Other liabilities	4,119			3,230
Stockholders’ equity	124,328			66,645
Total liabilities and stockholders’ equity	$1,019,696			$796,962

Net interest income/interest rate spread		$9,826	3.64%		$8,816	4.30%

Net interest margin (4)			3.89%			4.54%

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income.
(3)	Loans receivable include non-accrual loans.
(4)	Represents net interest income divided by average total interest-earning assets.
(5)	Rates are annualized.

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
Interest-earning assets:
Investment securities (1)	$24,962	$373	3.01%	$33,044	$523	3.18%
Loans receivable (2) (3)	898,830	21,835	4.90%	683,304	19,120	5.63%
Federal funds sold and interest-bearing deposits with banks	57,278	55	0.19%	32,749	30	0.18%
Total interest-earning assets	981,070	22,263	4.58%	749,097	19,673	5.28%
Allowance for loan losses	(13,733)			(10,249)
Non-interest earning assets	19,725			34,692
Total assets	$987,062			$773,540

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$330,099	516	0.32%	$307,227	790	0.52%
Time deposits	291,228	1,778	1.23%	199,757	1,574	1.58%
Total interest-bearing deposits	621,327	2,294	0.74%	506,984	2,364	0.94%

Borrowings	76,484	664	1.75%	75,083	653	1.75%
Capital lease obligation	3,169	95	6.05%	3,242	97	6.02%
Total interest-bearing liabilities	700,980	3,053	0.88%	585,309	3,114	1.07%
Noninterest-bearing deposits	180,807			122,091
Other liabilities	4,267			3,294
Stockholders’ equity	101,008			62,846
Total liabilities and stockholders’ equity	$987,062			$773,540

Net interest income/interest rate spread		$19,210	3.70%		$16,559	4.21%

Net interest margin (4)			3.95%			4.45%

(1)	Average balances are calculated on amortized cost.
(2)	Includes loan fee income.
(3)	Loans receivable include non-accrual loans.
(4)	Represents net interest income divided by average total interest-earning assets.
(5)	Rates are annualized.

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

The provision for loan losses for the second quarter and first half of 2013 was $1.0 million and $1.9 million, respectively, compared to the provision for loan losses of $1.1 million and $1.9 million in the comparable 2012 periods. The provision for loan losses for all periods presented was largely related to loan growth and, to a lesser degree, specific reserves for impaired credits. In addition, 2013 provision for loan losses benefited from improving economic factors.

Non-Interest Income

Non-interest income represents a relatively small portion of the Bank’s total revenue as management has made a strategic decision to de-emphasize fee income, focusing instead on customer growth and retention. Non-interest income totaled $301,000 and $561,000 for the second quarter and first half of 2013, respectively, up slightly from $277,000 and $522,000 in the comparable 2012 periods. Growth in service and card-related fees were partially offset by a decline in gains of sale of residential mortgage loans.

Non-Interest Expense

Non-interest expenses have increased significantly since inception of the Bank as we have expanded our geographic reach and invested in our infrastructure to support our strong asset growth. Non-interest expenses for the second quarter of 2013 were $4.9 million, a $0.5 million, or 10.5%, increase from $4.6 million in the second quarter of 2012, and were $9.7 million for the first six months of 2013, a $1.1 million, or 12.4%, increase from $8.6 million in the first half of 2012. The largest factor contributing to the increase was salaries and employee benefits expense, which increased by $0.3 and $0.7 million to $2.4 and $4.9 million in the second quarter and first half of 2013, respectively. This increase was primarily due to an approximinately 10% increase in our staff, which consisted of 97 full-time employees at June 30, 2013. Also contributing to higher non-interest expenses were increased costs associated with being a publicly-traded entity and a general increase in other operating expenses related to a significantly increased volume of business.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the recent improvements in our efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio improved to 48.6% in the second quarter of 2013 from 49.0% in the second quarter of 2012.

Income Taxes

Income tax expense was $1.8 million for the second quarter 2013 and $3.4 million for the first half of 2013 versus $1.4 million for the second quarter 2012 and $2.7 million for the first half 2012. The effective tax rate, which is derived from both federal and New Jersey statutory income tax rates, was approximately 41.3% for 2013, an increase from 40.5% for 2012, as the Company’s growth and increase in earnings has placed it into the 35% federal bracket. Management has thus far taken a conservative approach to the Company’s tax position and is currently exploring various strategies to maximize the tax efficiency of operations.

Financial Condition Overview

At June 30, 2013, total assets were $1.0 billion, a $100.6 million increase from December 31, 2012. The increase in total assets was due primarily to a $106.7 million increase, to $955.6 million, in loans receivable and a $4.6 million increase, to $25.8 million, in securities, partially offset by a $10.1 million decline in cash and cash equivalents. The growth in assets was funded by a $54.0 million increase in deposits and $47.8 million in net proceeds from our first quarter 2013 initial public equity offering.

Stockholders’ Equity

Stockholders’ equity totaled $124.6 million as of June 30, 2013, an increase of $52.2 million from $72.4 million as of year-end 2012, due primarily to the Company’s first quarter IPO. As of June 30, 2013, the tangible common equity ratio and tangible book value per share were 12.07% and $24.76, respectively. As of December 31, 2012, the Company’s tangible common equity ratio and tangible book value per share were 7.76.% and $22.77, respectively. The tangible common equity ratio is calculated by dividing common equity, less goodwill by total assets less, goodwill. Tangible book value per share is calculated by dividing common equity, less goodwill, by common shares outstanding.

Capital

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios for the following periods:

	June 30, 2013			December 31, 2012
			Well			Well
	Actual	Minimum	Capitalized	Actual	Minimum	Capitalized
	Ratio	Requirement	Requirement	Ratio	Requirement	Requirement
The Company:
Leverage ratio	12.19%	4.00%	n/a	7.84%	4.00%	n/a
Tier 1 Risk-based capitalization	13.69%	4.00%	n/a	9.26%	4.00%	n/a
Total Risk-based capitalization	15.11%	8.00%	n/a	10.52%	8.00%	n/a
The Bank:
Leverage ratio	12.18%	4.00%	5.00%	7.84%	4.00%	5.00%
Tier 1 Risk-based capitalization	13.68%	4.00%	6.00%	9.26%	4.00%	6.00%
Total Risk-based capitalization	15.10%	8.00%	10.00%	10.51%	8.00%	10.00%

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The final rules include new risk-based capital and leverage ratios that will be phased in from 2015 to 2019. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for the Company on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules under the phase-in period described above:

	Current Rules	Final Rules
Common Equity Tier 1	n/a	4.5%
Additional Tier 1	n/a	1.5%
Tier 1	4.0%	n/a
Tier 2	4.0%	2.0%
Common Equity Tier 1
Capital Conservation Buffer	n/a	2.5%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as the Company, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption.

The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015. Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company’s financial condition or results of operations.

Except as set forth above, management is not aware of any other events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

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

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of the periods indicated:

	June 30, 2013		At December 31, 2012
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Commercial	$193,231	20.2%	$147,455	17.4%
Commercial real estate	597,126	62.4%	549,218	64.7%
Commercial construction	42,261	4.4%	36,872	4.3%
Residential real estate	90,465	9.5%	82,962	9.8%
Home equity	31,574	3.3%	30,961	3.6%
Consumer	1,556	0.2%	1,801	0.2%
Total gross loans	$956,213	100.0%	$849,269	100.0%

Asset Quality

Nonperforming assets totaled $10.0 million, or 0.97% of total assets, at June 30, 2013, up from $8.4 million, or 0.90% of total assets, at year-end 2012. The allowance for loan losses was $14.0 million, representing 1.46% of loans receivable and 146.5% of nonaccrual loans at June 30, 2013. At year-end 2012, the allowance was $13.2 million representing 1.56% of loans receivable and 166.8% of nonaccrual loans. There were $0.6 million and $1.1 million in net charge-offs recorded during the second quarter and first half of 2013, representing an annualized rate of 0.26% and 0.25% for the second quarter and first half of 2013, respectively.

The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the periods indicated:

(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans	9,545	7,939
Other real estate owned	433	433
Total non-performing assets	$9,978	$8,372
Loans past due 90 days and still accruing	$1,189	$—
Performing troubled debt restructured loans	$2,947	$2,996

Nonaccrual loans to loans receivable	1.00%	0.93%
Nonperforming assets to total assets	0.97%	0.90%
Allowance for loan losses to loans receivable	1.46%	1.56%
Allowance for loan losses to non-accrual loans	146.5%	166.8%
Net loan charge-offs to average loans	0.26%	0.05%

Allowance for Loan Losses

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$13,637	$10,382	$13,246	$9,617
Provision charged to operating expenses	950	1,140	1,875	1,890
Recoveries of loans previously charged-off:
Commercial	—	—	—	1
Consumer	1	—	1	30
Residential real estate	—	—	—	—
Total recoveries	—	—	—	31
Loans charged-off:
Commercial	(607)	(224)	(1,059)	(240)
Consumer	—	—	(82)	—
Residential real estate	—	—	—	—
Total charge-offs	(607)	(224)	(1,140)	(240)
Net (charge-offs)/recoveries	(607)	(224)	(1,140)	(209)
Balance at end of period	$13,981	$11,298	$13,981	$11,298
Net charge-offs to average loans outstanding	0.26%	0.13%	0.26%	0.07%

Allowance for loan losses to total loans	1.46%	1.55%	1.46%	1.55%

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

At June 30, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of June 30, 2013, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $66.2 million, which represented 6.4% of total assets and 8.0% of total deposits and borrowings, compared to $71.5 million at December 31, 2012, which represented 7.7% of total assets and 9.3% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2013, had the ability to borrow $376.6 million. In addition, at June 30, 2013, the Bank had in place additional borrowing capacity of $18.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged at year-end 2012. At June 30, 2013, the Bank had aggregate available and unused credit of $317.5 million, which represents the aforementioned facilities totaling $391.6 million net of $74.1 million in outstanding borrowings. At June 30, 2013, outstanding commitments for the Bank to extend credit were $155.1 million.

Cash and cash equivalents totaled $40.6 million on June 30, 2013, decreasing by $10.0 million or 19.8%, from $50.6 million at December 31, 2012. Operating activities provided $7.7 million in net cash. Investing activities used $114.0 million in net cash, primarily reflecting an increase in loans. Financing activities provided $96.2 million in net cash, primarily reflecting a net increase of $54.0 million in deposits and net proceeds of $47.8 million from our initial public offering, partially offset by net repayments of $10.5 million long-term borrowings.

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

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2013 and December 31, 2012 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of June 30, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.9%, while a 100 basis-point decrease in interest rates will increase net interest income by 0.1%. As of December 31, 2012, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.6%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 0.5%.

In our model, which was run as of June 30, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 2.0%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 1.3%. As of December 31, 2012, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in interest rates will decrease net interest income by 2.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of June 30, 2013, would decline by 13.50% with a rate shock of up 200 basis points, and increase by 10.73% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2012, would decline by 19.37% with a rate shock of up 200 basis points, and increase by 9.73% with a rate shock of down 100 basis points.

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

Item 1a. Risk Factors

See Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012 for the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 31.1 – Certification of Frank Sorrentino III pursuant to SEC Rule 13a-14(a)

Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)

Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from ConnectOne Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

CONNECTONE BANCORP, INC.

Date: August 9, 2013	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer
- 37 -