Form 10-Q
period 2013-09-30
ConnectOne Bancorp, Inc.
filed 2013-11-08
CIK 1462694

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013 there were 5,089,392 shares of common stock, no par value, outstanding.

ConnectOne Bancorp, Inc.
FORM 10-Q

ConnectOne Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and due from banks	$3,383	$3,242
Interest-bearing deposits with banks	46,169	47,387
Cash and cash equivalents	49,552	50,629

Securities available for sale	23,450	19,252
Securities held to maturity, fair value of $1,274 at 2013 and $2,084 at 2012	1,218	1,985
Loans held for sale	—	405

Loans receivable	1,031,070	848,842
Less: Allowance for loan losses	(14,666)	(13,246)
Net loans receivable	1,016,404	835,596

Investment in restricted stock, at cost	5,834	4,744
Bank premises and equipment, net	7,808	7,904
Accrued interest receivable	3,704	3,361
Other real estate owned	1,303	433
Goodwill	260	260
Bank owned life insurance	15,044	—
Other assets	5,358	5,357
Total assets	$1,129,935	$929,926

Liabilities
Deposits
Non interest-bearing	$193,492	$170,355
Interest-bearing	704,243	598,963
Total deposits	897,735	769,318
Long-term borrowings	97,816	79,568
Accrued interest payable	2,750	2,803
Capital lease obligation	3,129	3,185
Other liabilities	1,268	2,690
Total liabilities	1,002,698	857,564

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value; authorized 10,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding 5,089,392 at September 30, 2013 and 3,166,217 at December 31, 2012	99,118	51,205
Retained earnings	28,081	20,661
Accumulated other comprehensive income	38	496
Total stockholders’ equity	127,237	72,362
Total liabilities and stockholders’ equity	$1,129,935	$929,926

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans receivable, including fees	$11,923	$9,955	$33,758	$29,076
Securities	210	311	584	833
Other interest income	25	23	80	53
Total interest income	12,158	10,289	34,422	29,962
Interest expense
Deposits	1,215	1,214	3,510	3,579
Long-term borrowings	346	349	1,010	1,001
Capital lease	47	48	142	145
Total interest expense	1,608	1,611	4,662	4,725

Net interest income	10,550	8,678	29,760	25,237
Provision for loan losses	1,300	950	3,175	2,840
Net interest income after provision for loan losses	9,250	7,728	26,585	22,397
Non-interest income
Service fees	136	88	299	281
Gains on sales of loans	54	126	215	338
Income on bank owned life insurance	44	—	44	—
Other income	59	80	295	196
Total non-interest income	293	294	853	815

Non-interest expenses
Salaries and employee benefits	2,584	2,024	7,510	6,252
Occupancy and equipment	806	746	2,296	2,156
Professional fees	454	237	1,045	777
Advertising and promotion	106	168	375	352
Data processing	507	425	1,398	1,242
Other expenses	763	735	2,262	2,162
Total non-interest expenses	5,220	4,335	14,886	12,941
Income before income tax expense	4,323	3,687	12,552	10,271
Income tax expense	1,736	1,488	5,132	4,154
Net income	2,587	2,199	7,420	6,117
Dividends on preferred shares	—	2	—	354
Net income available to common stockholders	$2,587	$2,197	$7,420	$5,763

Earnings per common share:
Basic	$0.52	$0.70	$1.58	$2.26
Diluted	0.50	0.68	1.54	1.92
Weighted average common shares outsanding:
Basic	5,011,045	3,145,625	4,691,793	2,546,996
Diluted	5,158,704	3,256,092	4,828,408	3,184,927

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$2,587	$2,199	$7,420	$6,117
Net unrealized gains/(losses)	(642)	50	(763)	95
Tax effect	(257)	20	(305)	38
Other comprehensive income (loss)	(385)	30	(458)	57
Comprehensive income	$2,202	$2,229	$6,962	$6,174

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

	Common Stock	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2012	$27,149	$2,500	$14,004	$—	$12,594	$610	$56,857

Net Income	—	—	—	—	8,421	—	8,421

Other comprehensive loss, net of taxes	—	—	—	—	—	(114)	(114)

Issuance of convertible preferred stock; Series C, 7,500 shares	—	—	—	7,500	—	—	7,500

Issuance of convertible preferred stock; Series A, Series B and Series C	24,004	(2,500)	(14,004)	(7,500)	—	—	—

Cash dividends paid on preferred stock	—	—	—	—	(354)	—	(354)

Equity-based compensation	52	—	—	—	—	—	52

Balance at December 31, 2012	51,205	—	—	—	20,661	496	72,362

Net Income	—	—	—	—	7,420	—	7,420

Other comprehensive loss, net of taxes	—	—	—	—	—	(458)	(458)

Issuance of 1,840,000 shares, net of expenses	47,715	—	—	—	—	—	47,715

Grant of 83,175 restricted stock and performance unit awards	—	—	—	—	—	—	—

Equity-based compensation	198	—	—	—	—	—	198

Balance at September 30, 2013	$99,118	$—	$—	$—	$28,081	$38	$127,237

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	7,420	6,117
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	3,175	2,840
Depreciation and amortization	958	876
Increase in bank owned life insurance	(44)	—
Net amortization of securities discounts and premiums	50	44
Amortization of intangibles assets	—	5
Equity-based compensation	198	52
Proceeds from sale of loans	10,420	15,230
Originations of loans held for sale	(9,800)	(15,205)
Gain on sales of loans	(215)	(338)
(Increase) decrease in accrued interest receivable	(343)	(566)
Increase (decrease) in accrued interest payable	(53)	655
Increase (decrease) in other liabilities	(1,422)	998
Decrease in other assets	303	183
Net cash provided by operating activities	10,647	10,891

Cash flows from investing activities
Net Increase in loans	(184,853)	(175,130)
Purchases of securities available for sale	(9,903)	—
Purchases of bank owned life insurance	(15,000)	—
Maturities calls and prepayments	5,660	6,894
Net increase in investments in restricted stock, at cost	(1,090)	(1,378)
Purchases of bank premises and equipment	(862)	(327)
Net cash used in investing activities	(206,048)	(169,941)

Cash Flows From Financing Activities:
Net increase in deposits	128,417	114,860
Proceeds from long term borrowings	36,000	60,000
Repayment of long term borrowings	(17,752)	(35,727)
Net proceeds from initial public offering	47,715	—
Proceeds from sale of preferred stock	—	7,500
Decrease in capital lease obligation	(56)	(53)
Preferred stock dividends	—	(354)
Net cash provided by financing activities	194,324	146,226
Net decrease in cash and cash equivalents	(1,077)	(12,824)
Cash and cash equivalents, beginning of year	50,629	59,176
Cash and cash equivalents, end of year	$49,552	$46,352

Supplementary cash flows information:
Interest paid	$4,715	$4,070
Income taxes paid	$6,405	$3,427

Supplementary information on noncash investing activities
Loans transferred to other real estate owned	$1,303	$—

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

On October 1, 2013, the Company formed, through a capital contribution, a real estate investment trust, ConnectOne Preferred Funding Corp (“Funding Corp.”), to own and manage a portfolio of real estate backed loans. Funding Corp. will consolidate with the Company in future reporting periods, with all intercompany transactions and balances eliminated in consolidation.

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

The consolidated financial information included herein as of and for the periods ended September 30, 2013 and 2012 is unaudited. The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at September 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Securities available for sale:
U.S. Treasury securities	$1,933	$—	$(80)	$1,853
States and political subdivisions	2,920	—	(57)	2,863
Asset-backed securities:
Residential mortgages	10,014	386	(89)	10,311
Student loans	2,515	—	(36)	2,479
Equity securities	6,000	—	(56)	5,944

	$23,382	$386	$(318)	$23,450

December 31, 2012
Securities available for sale:
U.S. government sponsored agencies	$1,000	$5	$—	$1,005
Asset-backed securities:
Residential mortgages	11,421	608	—	12,029
Equity security:	6,000	218	—	6,218

	$18,421	$831	$—	$19,252

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at September 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Securities held-to-maturity:
Asset-backed securities – residential mortgages	$1,218	$56	$—	$1,274

December 31, 2012
Securities held-to-maturity:
Asset-backed securities – residential mortgages	$1,985	$99	$—	$2,084

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - SECURITIES

(continued)

The amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities do not have a specific maturity and are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2013
Due in under one year or less	$1,005	$1,005	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,848	3,711	—	—
Due after ten years	2,515	2,479	—	—
Asset-backed securities – residential mortgages	10,014	10,311	1,218	1,274

	$17,382	$17,506	$1,218	$1,274

There were no sales of available for sale securities for the nine months ended September 30, 2013 and 2012.

Securities with a carrying value of $231,000 and $322,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following table summarizes securities with unrealized losses at September 30, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Available for Sale
U.S. Treasury securities	$1,853	$(80)	$—	$—	$1,853	$(80)
States and political subdivisions	2,863	(57)	—	—	2,863	(57)
Asset-backed securities –
Residential mortgages	1,353	(89)	—	—	1,353	(89)
Student loans	2,479	(36)			2,479	(36)
Equity securities	5,944	(56)	—	—	5,944	(56)
	$14,492	$(318)	$—	$—	$14,492	$(318)

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

There were no held to maturity securities in an unrealized loss position at September 30, 2013. There were no securities in an unrealized loss position at December 31, 2012.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012

Commercial	$186,172	$147,455
Commercial real estate	672,727	549,218
Commercial construction	52,371	36,872
Residential real estate	87,113	82,962
Home equity	32,275	30,961
Consumer	1,587	1,801
Gross loans	1,032,245	849,269
Unearned net origination fees and costs	(1,175)	(427)
Loans receivable	1,031,070	848,842
Less: Allowance for loan losses	(14,666)	(13,246)
Nets loans receivable	$1,016,404	$835,596

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial real estate loans is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying commercial construction loans often do not generate sufficient cash flows to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time until the property can be sold. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential, home equity and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in a sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,059	$128	$—	$—	$—	$—	$—	$1,187
Collectively evaluated for impairment	2,769	7,921	629	1,342	641	36	141	13,479

Total	$3,828	$8,049	$629	$1,342	$641	$36	$141	$14,666

Loans receivable:
Individually evaluated for impairment	$5,893	$6,163	$—	$3,128	$231	$—	$—	$15,415
Collectively evaluated for impairment	180,279	666,564	52,371	83,985	32,044	1,587	—	1,016,830

Total	$186,172	$672,727	$52,371	$87,113	$32,275	$1,587	$—	$1,032,245

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$165	$1,006	$27	$—	$—	$—	$—	$1,198
Collectively evaluated for impairment	2,237	6,712	633	1,542	617	41	266	12,048

Total	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246

Loans receivable:
Individually evaluated for impairment	$3,124	$4,697	$395	$2,995	$119	$—	$—	$11,330
Collectively evaluated for impairment	144,331	544,521	36,477	79,967	30,842	1,801	—	837,939

Total	$147,455	$549,218	$36,872	$82,962	$30,961	$1,801	$—	$849,269

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following tables present information related to impaired loans by class (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment(1)	Allowance for Loan Losses Allocated	Average Recorded Investment(1)	Interest Income Recognized	Cash Basis Interest Recognized
September 30, 2013
With no related allowance recorded:
Commercial	$943	$823	$—	$836	$21	$—
Commercial real estate	4,720	4,385	—	4,511	74	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,646	3,166	—	3,624	43	—
Home equity lines of credit	233	235	—	237	4	—
Consumer	—	—	—	—	—	—
	9,542	8,609	—	9,208	142	—

With an allowance recorded:
Commercial	$5,092	$5,167	$1,059	$5,234	$109	$60
Commercial real estate	1,965	2,054	128	2,063	97	—
Commercial construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	7,057	7,221	1,187	7,297	206	60

Total	$16,599	$15,830	$1,187	$16,505	$348	$60

December 31, 2012
With no related allowance recorded:
Commercial	$273	$291	$—	$285	$—	$—
Commercial real estate	1,705	1,738	—	1,354	46	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,995	3,196	—	3,047	119	—
Home equity lines of credit	119	125	—	121	7	—
Consumer	—	—	—	—	—	—
	5,092	5,350	—	4,807	172	—

With an allowance recorded:
Commercial	$2,851	$2,984	$165	$2,895	$135	$33
Commercial real estate	2,992	3,206	1,006	3,200	26	—
Commercial construction	395	424	27	414	29	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,238	6,614	1,198	6,509	190	33

Total	$11,330	$11,964	$1,198	$11,316	$362	$33

(1)	The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table presents nonaccrual and loans past due 90 days or greater and still accruing by class of loans (dollars in thousands):

	Nonaccrual		Loans past Due 90 Days or Greater Still Accruing
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Commercial	$3,662	$3,124	$—	$—
Commercial real estate	2,452	2,446	—	—
Commercial construction	—	—	—	—
Residential real estate	2,477	2,369	—	—
Home equity lines of credit	231	—	539	—
Consumer	—	—	—	—

Total	$8,822	$7,939	$539	$—

The following tables present past due and current loans by the loan portfolio class (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Gross Loans
September 30, 2013
Commercial	$—	$—	$817	$817	$185,355	$186,172
Commercial real estate	—	—	2,452	2,452	670,275	672,727
Commercial construction	—	—	—	—	52,371	52,371
Residential real estate	—	638	2,477	3,115	83,998	87,113
Home equity lines of credit	—	—	770	770	31,505	32,275
Consumer	1	—	—	1	1,586	1,587

Total	$1	$638	$6,516	$7,155	$1,025,090	$1,032,245

December 31, 2012
Commercial	$—	$—	$273	$273	$147,182	$147,455
Commercial real estate	—	142	2,446	2,588	546,630	549,218
Commercial construction	—	—	—	—	36,872	36,872
Residential real estate	1,769	—	2,369	4,138	78,824	82,962
Home equity lines of credit	35	—	—	35	30,926	30,961
Consumer	—	—	—	—	1,801	1,801

Total	$1,804	$142	$5,088	$7,034	$842,235	$849,269

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

There were no troubled debt restructurings that occurred during the quarters ended and the nine months ended September 30, 2013 and 2012. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ended and the nine months ended September 30, 2013 and 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Bank used the following definitions for risk ratings:

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

September 30, 2013
Commercial	$165,086	$14,439	$6,647	$—	$186,172
Commercial real estate	658,854	3,487	10,386	—	672,727
Commercial construction	52,038	—	333	—	52,371

Total	$875,978	$17,926	$17,366	$—	$911,270

		Special
	Pass	Mention	Substandard	Doubtful	Total

December 31, 2012
Commercial	$131,887	$11,733	$3,835	$—	$147,455
Commercial real estate	529,453	6,602	13,163	—	549,218
Commercial construction	35,985	—	887	—	36,872

Total	$697,325	$18,335	$17,885	$—	$733,545

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – LOANS RECEIVABLE

(continued)

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance at 1/1/13	$2,402	$7,718	$660	$1,542	$617	$41	$266	$13,246
Charge-offs	—	(1,059)	—	(506)	(188)	(3)	—	(1,756)
Recoveries	—	—	—	—	—	1	—	1
Provision for loan losses	1,426	1,390	(31)	306	212	(3)	(125)	3,175
Total ending balance	$3,828	$8,049	$629	$1,342	$641	$36	$141	$14,666

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance at 1/1/12	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617
Charge-offs	(224)	—	(16)	—	—	—	—	(240)
Recoveries	—	1	—	—	—	30	—	31
Provision for loan losses	1,157	1,261	87	169	182	(16)	—	2,840
Total ending balance	$1,586	$6,920	$518	$2,686	$521	$17	$—	$12,248

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance at 7/1/13	$3,244	$7,549	$370	$1,564	$625	$33	$252	$13,637
Charge-offs	—	—	—	(506)	(109)	—	—	(615)
Recoveries	—	—	—	—	—	1	—	1
Provision for loan losses	584	500	259	284	125	2	(111)	1,643
Total ending balance	$3,828	$8,049	$629	$1,342	$641	$36	$141	$14,666

Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance at 7/1/12	$2,076	$6,198	$925	$1,707	$381	$11	$—	$11,298
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(490)	722	(407)	979	140	6	—	950
Total ending balance	$1,586	$6,920	$518	$2,686	$521	$17	$—	$12,248

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

At September 30, 2013, there were 148,656 shares available for awards under the Company’s equity plans. Awards may be in the form of options, restricted stock or other equity awards. A summary of the stock option activity in the Company’s equity plans for the nine months ended September 30, 2013 are as follows:

	Shares	Weighted Average Exercised Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value

Oustanding at January 1, 2013	300,438	$12.32
Granted	—	—
Exercised	—
Forfeited	—	—
Expired	—	—
Oustanding at September 30, 2013	300,438	$12.32	$3.65	$6,847,345
Fully vested and expected to vest	300,438	$12.32	$3.65	$6,847,345
Exercisable at September 30, 2013	286,687	$12.04	$3.43	$6,617,932

As of September 30, 2013 and December 31, 2012, there was $13,000 and $4,200, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plan. The cost is expected to be recognized over a weighted-average period of three months. Aggregate intrinsic value is based on $35.11, which was the closing market price of our common stock at September 30, 2013.

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

A summary of changes in the Company’s nonvested restricted shares for the quarter ended September 30, 2013 is as follows:

	Shares	Weighted- Average Grant-date Fair Value
Nonvested at December 31, 2012	10,075	$18.26
Granted	14,925
Vested	(4,891)
Expired	—
Nonvested at September 30, 2013	20,109	$21.92

As of September 30, 2013, there was $330,000 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 14.5 months. The total fair value of shares vested was $0 and $98,000 for the quarter ended September 30, 2013 and for the first nine months of 2013, respectively.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

(continued)

On August 7, 2013, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing July 1, 2013. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest one-third, each, on the third, fourth and fifth anniversaries of the grant date. At September 30, 2013, the specific number of performance unit awards that were expected to vest was 68,250, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 102,375.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Shares	Weighted- Average Grant-date Fair Value
Unearned at January 1, 2013	—	$—
Awarded	68,250	32.35
Forfeited	—	—
Expired	—	—
Unearned at September 30, 2013	68,250	$32.64

The company recognized $96,000 in stock-based compensation expenses for services rendered for the nine months ended September 30, 2013. At September 30, 2013, compensation cost of $2,100,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 3.8 years.

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of September 30, 2013 and December 31, 2012, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Securities:
U.S. Treasury securities	$1,853	$—	$—
States and political subdivisions	—	2,863	—
Asset-backed securities:
Residential mortgages	—	10,311	—
Student loans	—	2,479	—
Equity securities	—	5,944	—

December 31, 2012
Securities:
U.S. government sponsored agencies	$—	$1,005	$—
Asset-backed securities:
Residential mortgages	—	12,029	—
Equity securities	—	6,218	—

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Impaired loans:
Commercial real estate	$—	$—	$1,837

December 31, 2012
Impaired loans:
Commercial real estate	$—	$—	$2,354

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

As of September 30, 2013, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $4,196,000 with a valuation allowance of $428,000, resulting in an additional provision for loan losses of $39,000 and $55,000 for the third quarter and first nine months of 2013, respectively.

As of December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,387,000, with a valuation allowance of $1,033,000, resulting in an additional provision for loan losses of $558,000 for the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:
Commercial real estate	$1,837	Sales comparison	Adjustments for differences between the comparable sales.	5% - 14%	8%

		Income approach	Adjustments for differences in net operating income expectations.	4%	4%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:
Commercial real estate	$2,354	Sales comparison	Adjustments for differences between the comparable sales.	10% - 25%	20%

		Income approach	Adjustments for differences in net operating income expectations.	4%	4%

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

The carrying value and estimated fair value of financial instruments as of September 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

		Fair Value Measurements at September 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$3,383	$3,383	$—	$—
Interest bearing deposits	46,169	46,169	—	—
Securities available for sale	23,450	1,853	21,597	—
Securities held to maturity	1,218	—	1,274	—
Loans receivable, gross	1,031,070	—	—	1,039,918
Accrued interest receivable	3,704	—	86	3,618

Financial liabilities:
Deposits
Demand, NOW, money market and savings	$534,786	$534,786	$—	$—
Certificates of deposit	362,949	—	364,396	—
Long-term borrowings	97,816	—	101,911	—
Accrued interest payable	2,750	—	2,750	—

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$3,242	$3,242	$—	$—
Interest bearing deposits	47,387	47,387	—	—
Securities available for sale	19,252	—	19,252	—
Securities held to maturity	1,985	—	2,084	—
Loans held for sale	405	—	414	—
Loans receivable, gross	846,269	—	—	874,438
Accrued interest receivable	3,361	—	68	3,293

Financial liabilities:
Deposits
Demand, NOW, money market and savings	$505,264	$505,264	$—	$—
Certificates of deposit	264,054	—	277,614	—
Long-term borrowings	79,568	—	81,703	—
Accrued interest payable	2,803	—	2,803	—

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
(continued)

The methods and assumptions, not previously presented, used to estimate fair values for the periods ended September 30, 2013 and December 31, 2012, are described as follows:

Cash and due from banks: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

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

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate the fair value resulting in a Level 1, Level 2 or Level 3 classification.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
Basic:
Net income available to common stockholders	$2,587	$2,197	$7,420	$5,763
Weighted average common shares outstanding	5,011	3,146	4,692	2,547

Basic earnings per common share	$0.52	$0.70	$1.58	$2.26

Diluted:
Net income available to common stockholders	$2,587	$2,197	$7,420	$5,763
Add: Preferred dividends	—	2	—	354
Net Income	$2,587	$2,199	$7,420	$6,117

Weighted average common shares outstanding for basic earnings per common share	5,011	3,146	4,692	2,547
Add: Dilutive effects of assumed exercises of stock options	146	99	139	89
Add(Less): Dilutive effects of assumed vesting of performance units	2	—	(2)	—
Add: Dilutive effects of assumed conversion of preferred stock	—	11	—	549

Average shares and dilutive potential common shares	5,159	3,256	4,829	3,185

Diluted earnings per common share	$0.50	$0.68	$1.54	$1.92

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

The net proceeds from the IPO were approximately $47.8 million, after deducting the underwriting discount of approximately $3.4 million and approximately $457,000 of expenses.

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

Operating Results Overview

Net income for the third quarter of 2013 was $2.6 million, an increase of $0.4 million, or 17.8%, compared to net income of $2.2 million in the third quarter of 2012. Diluted earnings per share were $0.50 for the third quarter of 2013, a decline from $0.68 for the third quarter of 2012. Net income for the first nine months of 2013 was $7.4 million, an increase of $1.3 million, or 21.3%, compared to net income of $6.1 million in the first nine months of 2012. Net income available to common shareholders for the first nine months of 2013 was $7.4 million, an increase of $1.7 million, or 28.8%, compared to net income available to common shareholders of $5.8 million in the first nine months of 2012. Diluted earnings per share were $1.54 for the first nine months of 2013, a decline from $1.92 for the first nine months of 2012.

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

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the third quarter of 2013 totaled $10.6 million, an increase of $1.9 million, or 21.7%, from the year ago quarter. The increase in net interest income was primarily due to an increase in average interest-earning assets, which grew by 24.2% to $1.1 billion, and was partially offset by an 8 basis points contraction in the net interest margin, from 4.01% in the third quarter of 2012 to 3.93% in the third quarter of 2013. Average total loans increased by 29.7% to $1.0 billion in the third quarter of 2013 from the prior year period. FTE net interest income for the first nine months of 2013 totaled $29.8 million, an increase of $4.5 million, or 18.0%, from the year ago period. The increase in net interest income was primarily due to an increase in average interest-earning assets, which grew by 27.3% to $1.0 billion, and was partially offset by a 31 basis points contraction in the net interest margin, from 4.25% in the first nine months of 2012 to 3.94% in the first nine months of 2013. Average total loans increased by 29.6% to $931.1 million in the first nine months of 2013 from the prior year period. The net interest margin in the current quarter widened slightly, by 4 basis points, from the sequential second quarter of 2013, as prepayment fees increased and the level of low earning cash balances decreased. Management expects net interest income to increase as the loan portfolio grows, although any such increases will likely be moderated by net interest margin compression resulting from the maturity, prepayment or contractual re-pricing of loans and securities in this extended period of low interest rates.

Average Balance Sheets

The following tables sets forth certain information relating to our average assets and liabilities for the three months and nine months ended September 30, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate (7)	Balance	Interest	Rate (7)
Interest-earning assets:
Investment securities (1) (2)	$28,589	$218	3.03%	$28,982	$311	4.27%
Loans receivable (3) (4)	994,722	11,923	4.76%	767,164	9,955	5.16%
Interest-bearing deposits with banks	42,812	25	0.23%	62,394	23	0.15%
Total interest-earning assets	1,066,123	12,166	4.53%	858,540	10,289	4.77%
Allowance for loan losses	(14,393)			(11,655)
Non-interest earning assets	28,008			21,826
Total assets	$1,079,738			$868,711

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$336,980	242	0.28%	$306,516	311	0.40%
Time deposits	342,719	973	1.13%	213,744	903	1.68%
Total interest-bearing deposits	679,699	1,215	0.71%	520,260	1,214	0.93%

Borrowings	81,218	346	1.69%	77,871	349	1.78%
Capital lease obligation	3,141	47	5.94%	3,233	48	5.91%
Total interest-bearing liabilities	764,058	1,608	0.83%	601,364	1,611	1.07%
Noninterest-bearing deposits	183,381			125,723
Other liabilities	5,626			3,230
Stockholders’ equity	126,673			66,645
Total liabilities and stockholders’ equity	$1,079,738			$796,962

Net interest income/interest rate spread (5)		$10,558	3.69%		$8,678	3.70%
Tax equivalent affect		(8)			—
Net interest income, as reported		$10,550			$8,678

Net interest margin (6)			3.93%			4.01%

(1)	Average balances are calculated on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(3)	Includes loan fee income.
(4)	Loans receivable include non-accrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Represents net interest income divided by average total interest-earning assets.
(7)	Rates are annualized.

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate (7)	Balance	Interest	Rate (5)
Interest-earning assets:
Investment securities (1) (2)	$26,747	$592	2.96%	$32,589	$833	3.41%
Loans receivable (3) (4)	931,145	33,758	4.85%	718,270	29,076	5.41%
Interest-bearing deposits with banks	52,403	80	0.20%	42,869	53	0.17%
Total interest-earning assets	1,010,295	34,430	4.56%	793,728	29,962	5.04%
Allowance for loan losses	(13,955)			(10,721)
Non-interest earning assets	21,953			23,019
Total assets	$1,018,293			$806,026

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$332,451	758	0.30%	$307,671	1,101	0.48%
Time deposits	308,581	2,752	1.19%	218,112	2,478	1.52%
Total interest-bearing deposits	641,032	3,510	0.73%	525,783	3,579	0.91%

Borrowings	78,079	1,010	1.73%	76,728	1,001	1.74%
Capital lease obligation	3,160	142	6.01%	3,233	145	5.99%
Total interest-bearing liabilities	722,271	4,662	0.86%	605,744	4,725	1.04%
Noninterest-bearing deposits	181,641			130,617
Other liabilities	4,725			4,139
Stockholders’ equity	109,656			65,526
Total liabilities and stockholders’ equity	$1,018,293			$806,026

Net interest income/interest rate spread (5)		$29,768	3.69%		$25,237	4.00%
Tax equivalent affect		(8)			—
Net interest income, as reported		$29,760			$25,237

Net interest margin (6)			3.94%			4.25%

(1)	Average balances are calculated on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(3)	Includes loan fee income.
(4)	Loans receivable include non-accrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Represents net interest income divided by average total interest-earning assets.
(7)	Rates are annualized.

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

The provision for loan losses for the third quarter and first nine months of 2013 was $1.3 million and $3.2 million, respectively, compared to the provision for loan losses of $1.0 million and $2.8 million in the comparable 2012 periods. The provision for loan losses for all periods presented was largely related to loan growth and, to a lesser degree, specific reserves for impaired credits. In addition, the 2013 provision for loan losses benefited from improving economic factors.

Non-Interest Income

Non-interest income represents a relatively small portion of the Bank’s total revenue as management has historically made a strategic decision to de-emphasize fee income, focusing instead on customer growth and retention. During the third quarter of 2013, Management made a decision to invest in bank owned life insurance (“BOLI”) in order to help offset the rising cost of employee benefits. Life insurance policies, with cash surrender values totaling $15.0 million at September 30, 2013, were purchased at the end of August 2013, and contributing $44,000 of BOLI income to 2013 operating results. Non-interest income totaled $293,000 and $853,000 for the third quarter and first nine months of 2013, respectively, versus $294,000 and $815,000 for the third quarter and first nine months of 2012, respectively. Growth in service and card-related fees, and the aforementioned BOLI income, were essentially offset by declines in gains on sale of residential mortgage loans.

Non-Interest Expense

Non-interest expenses for the third quarter 2013 increased by $0.9 million, or 20.4%, to $5.2 million from $4.3 million in the prior year third quarter. Non-interest expenses for the first nine months of 2013 increased by $2.0 million, or 15.0%, to $14.9 million from $12.9 million in the prior year period. The largest factor contributing to the increases in total non-interest expenses was salaries and employee benefits expense, which increased by $0.6 million to $2.6 million in the third quarter 2013 from $2.0 million in the third quarter 2012, and which increased by $1.3 million to $7.5 million in the first nine months of 2013 from $6.3 million in the first nine months of 2012. The increases were primarily due an increase in the number of full-time equivalent employees and higher incentive-based compensation. Also contributing to higher non-interest expenses were increased costs associated with being a publicly-traded entity, higher legal fees, and a general increase in other operating expenses related to a significantly increased volume of business. Management continues to focus on expense control, balancing its investment in infrastructure with prudent and sustainable growth.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the recent improvements in our efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio improved to 48.1% in the third quarter of 2013 from 48.3% in the third quarter of 2012.

Income Taxes

Income tax expense was $1.7 million for the third quarter 2013 and $5.1 million for the first nine months of 2013 versus $1.5 million for the third quarter 2012 and $4.2 million for the first nine months of 2013. The effective tax rate, which is derived from both federal and New Jersey statutory income tax rates, was approximately 40.9% for 2013, an increase from 40.4% for 2012, as the Company’s growth and increase in earnings has placed it into the 35% federal bracket. The increase in statutory rates was offset by an increase in non-taxable revenue in the third quarter of 2013. The Company’s effective tax rate is projected to decline in future periods by approximately 5 percentage points, resulting from a combination of an increase in revenue from non-taxable sources and a reorganized operating structure.

Financial Condition Overview

At September 30, 2013, total assets were $1.1 billion, a $200.0 million increase from December 31, 2012. The increase in total assets was due primarily to a $182.2 million increase, to $1,031.1 million, in loans receivable, a $15 million investment into Bank owned life insurance and a $3.4 million increase, to $24.7 million, in securities. The growth in assets was funded by a $128.4 million increase in deposits and $47.8 million in net proceeds from our first quarter 2013 initial public equity offering.

Stockholders’ Equity

Stockholders’ equity totaled $127.2 million as of September 30, 2013, an increase of $54.9 million from $72.4 million as of year-end 2012, due primarily to the Company’s first quarter IPO. As of September 30, 2013, the tangible common equity ratio and tangible book value per share were 11.24% and $24.95, respectively. As of December 31, 2012, the Company’s tangible common equity ratio and tangible book value per share were 7.76.% and $22.77, respectively. The tangible common equity ratio is calculated by dividing common equity, less goodwill by total assets less goodwill. Tangible book value per share is calculated by dividing common equity, less goodwill, by common shares outstanding.

Capital

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios for the following periods:

	September 30, 2013			December 31, 2012
			Well			Well
	Actual	Minimum	Capitalized	Actual	Minimum	Capitalized
	Ratio	Requirement	Requirement	Ratio	Requirement	Requirement
The Company:
Leverage ratio	11.76%	4.00%	n/a	7.84%	4.00%	n/a
Tier 1 Risk-based capitalization	12.85%	4.00%	n/a	9.26%	4.00%	n/a
Total Risk-based capitalization	14.28%	8.00%	n/a	10.52%	8.00%	n/a
The Bank:
Leverage ratio	11.74%	4.00%	5.00%	7.84%	4.00%	5.00%
Tier 1 Risk-based capitalization	12.83%	4.00%	6.00%	9.26%	4.00%	6.00%
Total Risk-based capitalization	14.26%	8.00%	10.00%	10.51%	8.00%	10.00%

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

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of the periods indicated:

	September 30, 2013		December 31, 2012
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Commercial	$186,172	18.0%	$147,455	17.4%
Commercial real estate	672,727	65.2%	549,218	64.7%
Commercial construction	52,371	5.1%	36,872	4.3%
Residential real estate	87,113	8.4%	82,962	9.8%
Home equity	32,275	3.1%	30,961	3.6%
Consumer	1,587	0.2%	1,801	0.2%
Total gross loans	$1,032,245	100.0%	$849,269	100.0%

Asset Quality

Nonperforming assets totaled $10.1 million at September 30, 2013, up from $8.4 million at year-end 2012, but remained steady at 0.90% of total assets. The allowance for loan losses was $14.7 million, representing 1.42% of loans receivable and 166.2% of nonaccrual loans at September 30, 2013. At year-end 2012, the allowance was $13.2 million representing 1.56% of loans receivable and 166.8% of nonaccrual loans. There were $0.6 million and $1.8 million in net charge-offs recorded during the third quarter and first nine months of 2013, representing an annualized rate of 0.25% for both the third quarter and first nine months of 2013.

The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the periods indicated:

(dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans	8,822	7,939
Other real estate owned	1,303	433
Total non-performing assets (1)	$10,125	$8,372
Loans past due 90 days and still accruing	$539	$—
Performing troubled debt restructured loans	$2,942	$2,996

Nonaccrual loans to loans receivable	0.86%	0.93%
Nonperforming assets to total assets (1)	0.90%	0.90%
Allowance for loan losses to loans receivable	1.42%	1.56%
Allowance for loan losses to non-accrual loans	166.2%	166.8%
Net loan charge-offs to average loans	0.25%	0.05%

Allowance for Loan Losses

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$13,637	$11,298	$13,246	$9,617
Provision charged to operating expenses	1,635	950	3,175	2,840
Recoveries of loans previously charged-off:
Commercial	—	—	—	1
Consumer	1	—	1	30
Residential real estate	—	—	—	—
Total recoveries	1	—	1	31
Loans charged-off:
Commercial	(615)	—	(1,059)	(240)
Consumer	—	—	(191)	—
Residential real estate	—	—	(506)	—
Total charge-offs	(615)	—	(1,756)	(240)
Net (charge-offs)/recoveries	(614)	—	(1,755)	(209)
Balance at end of period	$14,658	$12,248	$14,666	$12,248
Net charge-offs to average loans outstanding	0.25%	0.00%	0.25%	0.04%

Allowance for loan losses to total loans	1.42%	1.52%	1.42%	1.52%

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

At September 30, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of September 30, 2013, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $74.0 million, which represented 6.5% of total assets and 8.2% of total deposits and borrowings, compared to $71.5 million at December 31, 2012, which represented 7.7% of total assets and 9.3% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2013, had the ability to borrow $404.6 million. In addition, at September 30, 2013, the Bank had in place additional borrowing capacity of $18.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged at year-end 2012. At September 30, 2013, the Bank had aggregate available and unused credit of $324.7 million, which represents the aforementioned facilities totaling $422.6 million net of $97.8 million in outstanding borrowings. At September 30, 2013, outstanding commitments for the Bank to extend credit were $169.3 million.

Cash and cash equivalents totaled $49.6 million on September 30, 2013, decreasing by $1.1 million or 2.1%, from $50.6 million at December 31, 2012. Operating activities provided $10.7 million in net cash. Investing activities used $206.1 million in net cash, primarily reflecting an increase in loans. Financing activities provided $194.3 million in net cash, primarily reflecting a net increase of $128.4 million in deposits and net proceeds of $47.8 million from our initial public offering, partially offset by net repayments of $17.8 million long-term borrowings.

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

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2013 and December 31, 2012 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of September 30, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 2.6%, while a 100 basis-point decrease in interest rates will increase net interest income by 1.6%. As of December 31, 2012, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.6%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 0.5%.

In our model, which was run as of September 30, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 3.5%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 3.0%. As of December 31, 2012, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in interest rates will decrease net interest income by 2.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of September 30, 2013, would decline by 19.34% with a rate shock of up 200 basis points, and increase by 11.28% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2012, would decline by 19.37% with a rate shock of up 200 basis points, and increase by 9.73% with a rate shock of down 100 basis points.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 31.1 – Certification of Frank Sorrentino III pursuant to SEC Rule 13a-14(a)

Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)

Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from ConnectOne Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

CONNECTONE BANCORP, INC.

Date: November 8, 2013	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer
- 37 -