Form 10-K
period 2013-12-31
ConnectOne Bancorp, Inc.
filed 2014-03-05
CIK 1462694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 001-35812

ConnectOne Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey (State of other jurisdiction of incorporation or organization)	26-1998619 (I.R.S. Employer Identification No.)
301 Sylvan Avenue, Englewood Cliffs, NJ (Address of principal executive offices)	07632 (Zip Code)

(201) 816-8900
(Registrants’ telephone number including area code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq

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
Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter—$137.7 million.

As of March 3, 2014 there were 5,121,769 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2014 Annual Meeting of Shareholders to be filed no later than April 30, 2014.
Item 11.	Executive Compensation	Proxy Statement for 2014 Annual Meeting of Shareholders to be filed no later than April 30, 2014.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2014 Annual Meeting of Shareholders to be filed no later than April 30, 2014.
Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2014 Annual Meeting of Shareholders to be filed no later than April 30, 2014.
Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2014 Annual Meeting of Shareholders to be filed no later than April 30, 2014.

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

We emphasize superior customer service and relationship banking. The Bank offers high-quality service by minimizing personnel turnover and by providing more direct, personal attention than the Bank believes is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside the Bank’s primary trade area. By emphasizing the need for a professional, responsive and knowledgeable staff, the Bank offers a superior level of service to our customers. As a result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers a quicker response on loan applications and other banking transactions, as well as greater certainty that these transactions will actually close, than competitors, whose decisions may be made in distant headquarters. We believe that this response time and certainty to close result in a pricing advantage to us, in that we frequently may exceed competitors’ loan pricing and still win customers. We also provide state-of-the-art banking technology, including remote deposit capture, internet banking and mobile banking, to provide our customers with the most choices and maximum flexibility. We believe that this combination of quick, responsive and personal service and advanced technology provides the Bank’s customers with a superior banking experience.

On January 20, 2014, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Center Bancorp, Inc. (NASDAQ: “CNBC”) (“Center Bancorp”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Center Bancorp, with Center Bancorp continuing as the surviving entity (the “Merger”). The Merger Agreement also provides that, immediately following the consummation of the Merger, Union Center National Bank, a commercial bank chartered pursuant to the laws of the United States (“Union Center”) and a wholly-owned subsidiary of Center Bancorp, will merge with and into the Bank, with the Bank continuing as the surviving bank. Upon completion of the Merger, each share of common stock of the Company will be converted into and become the right to receive 2.6 shares of common stock, no par value per share, of Center Bancorp. Immediately after consummation of the transaction, the directors of the resulting corporation and the resulting bank shall consist of six individuals who previously served as Center Bancorp Directors and six Directors who previously served as Directors of the Company, each to hold office in accordance with the Amended and Restated Certificate of Incorporation and the by-laws of the surviving corporation until their respective successors are duly elected or appointed and qualified.

The officers of the surviving corporation shall consist of (i) Frank S. Sorrentino III as Chairman, President and Chief Executive Officer; (ii) William S. Burns, Chief Financial Officer; and (iii) Anthony Weagley, current President and Chief Executive Officer of Center Bancorp, as Chief Operating Officer.

Completion of the Merger is subject to various conditions, including, among others, (i) approval by shareholders of Center Bancorp and the Company of the Merger Agreement and the transactions contemplated thereby, (ii) the receipt of all necessary approvals and consents of governmental entities required to consummate the transactions contemplated by the Merger Agreement, (iii) the absence of any order or proceeding which prohibits the Merger or the Bank Merger and (iv) the receipt by each of Center Bancorp and ConnectOne Bancorp of an opinion to the effect that the Merger will be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code of 1986, as amended. Each party’s obligation to consummate the Merger is also subject to certain customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects of its agreements, covenants and obligations and (iii) the delivery of certain certificates and other documents.

The Company expects the Merger to be completed in either the second or third quarter of 2014.

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

The Board of Directors has approved a loan policy granting designated lending authorities to members of the Senior Lending Group, which is comprised of the Chief Executive Officer, Chief Lending Officer and Chief Credit Officer. Combined authorities allow the group to approve loans up to the Bank’s legal lending limit (currently $21.9 million as of December 31, 2013 for most loans), provided that (i) the credit does not involve an exception to policy, and (ii) the credit does not exceed a certain dollar amount threshold set forth in our policy, which varies by loan type. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral.

The Bank’s lending policies generally provide for lending inside of our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when the Bank deems it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank is willing to make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Banks’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($21.9 million) and 25% of the capital base for loans secured by readily marketable collateral ($36.5 million). At December 31, 2013, the Bank’s largest borrower had an aggregate borrowing outstanding of $20.4 million. The largest single loan outstanding at the Bank at December 31, 2013 was $16.5 million.

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

Employees

As of December 31, 2013, we had 100 full-time and 3 part-time employees. None of our employees are subject to a collective bargaining agreement.

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

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large, national commercial banks, many of the provisions of the Dodd-Frank Act will impact the operations of community banks like the Bank. The following discussion summarizes significant aspects of the new law that may affect the Bank and the Company. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

•

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective

January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under provisions of the Bank Holding Company Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such requirement. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The Federal Reserve’s risk-based capital guidelines for bank holding companies are substantially the same as the requirements of the FDIC for insured depository institutions. See “Supervision and Regulation of the Bank—Capital Adequacy Guidelines.”

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

The capital requirements applicable to the Company and the Bank are subject to change as the banking regulators in the United States adopt regulations implementing the Basel III accord. See “Supervision and Regulation of the Bank—Capital Adequacy Guidelines.”

Payment of Dividends

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve regulations also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized, and under regulations implementing the Basel III accord, a bank holding company’s ability to pay cash dividends may be impaired if it fails to satisfy certain capital buffer requirements. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

The FDIC has revised its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The revisions reduced the Bank’s insurance premium expense.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s deposit insurance.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide. In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the Federal banking agencies, including the FDIC the Federal Reserve and the Office of the Comptroller of the Currency, approved, as an interim final rule, the regulatory capital requirements for U.S. insured depository institutions and their holding companies.

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following chart compares the risk-based capital required under existing rules to those prescribed under the interim final rule under the phase-in period described above:

Common Equity Tier 1	Current Rules	Final Rules
Capital Conservation Buffer	—	2.5%
Tier 2	4.0%	2.0%
Additional Tier 1	—	1.5%
Tier 1	4.0%	—
Common Equity Tier 1	—	4.5%

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that we will be required to implement beginning January 1, 2015. Management is currently evaluating the provisions of the interim final rule and its expected impact. Based on our current capital composition and levels, management does not presently anticipate that the interim final rule presents a material risk to our financial condition or results of operations.

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

As a strategy, we have focused on growth by aggressively pursuing business development opportunities, and we have grown rapidly since our incorporation. Our assets have grown from $179.8 million at December 31, 2006, to $1.2 billion at December 31, 2013, representing a compound annual growth rate in excess of 32%. During that time, we have opened four new offices. Although we believe that our growth strategy will support our long term profitability and franchise value, the expense associated with our growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with our locations, has and may continue to negatively affect our results. In addition, in order for our most recently opened branches to contribute to our long-term profitability, we will need to be successful in attracting and maintaining cost efficient deposits at these locations. In order to successfully manage our growth, we need to adopt and effectively implement policies, procedures and controls to maintain our credit quality and oversee our operations. We can give you no assurance that we will be successful in this strategy.

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

At December 31, 2013, we had $769.1 million of commercial real estate loans, which represented 66.7% of our total loan portfolio. Our commercial real estate loans include loans secured by multi-family, owner occupied and non-owner occupied properties for commercial uses. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2013, we had $203.7 million of commercial business loans, which represented 17.7% of our total loan portfolio. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Loans secured by owner-occupied real estate and commercial and industrial loans are both reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is improving slowly, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historical levels. Many factors, including continuing European economic difficulties could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2013, we had $769.1 million in commercial real estate loans outstanding. Approximately eighty-two percent (82%) of the loans, or $630.2 million, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

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

We rely heavily on our Chairman and Chief Executive Officer, Frank Sorrentino III. Mr. Sorrentino has served as Chief Executive Officer of the Bank for five years. It was Mr. Sorrentino who originally conceived of the business idea of organizing ConnectOne Bank, and he spearheaded the efforts to organize the Bank in 2005. The loss of Mr. Sorrentino could have a material adverse effect on us, as he is central to virtually all aspects of our business operations and management. In addition, as a community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Sorrentino.

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

During the last five years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which have contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates for the foreseeable future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors—Changes in interest rates may adversely affect or our earnings and financial condition.”

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

These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses.

At December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.39% and as a percentage of total non-accrual loans was 174.2%. Although we believe that our allowance for loan losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2013, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $31.8 million or 20.6%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity Analysis.”

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

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the Federal banking agencies, including the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, approved, as an interim final rule, the regulatory capital requirements for U.S. insured depository institutions and their holding companies. This regulation will require financial institutions to maintain higher capital levels and more equity capital.

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

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.cnob.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by customers or other third parties. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

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

•	The Lemoine Avenue, Fort Lee office is located at 1620 Lemoine Avenue in a strip mall on a major north south through way in the center of town. The strip mall has seven parking spaces, two of which are dedicated to the Bank. The bank is in the process of closing this branch and consolidating it with the Palisades Ave., Fort Lee branch. The expected close date is sometime in April 2014.

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

•

The Hackensack office is located at the intersection of Essex Street and Railroad Avenue, a high visibility location between the County Courthouse and Hackensack University Medical Center. This facility has a two-lane drive-through and plenty of parking. It is convenient to all the major highways, and especially to the legal and medical professions in the area.

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

•	The Holmdel office is located at 963 Holmdel Road. The facility is located one block from Main St., has a two-lane drive-through and shares a location with a prominent local realtor.

•

The Bank executed a lease agreement with Romar Urban Renewal Corp., with respect to certain premises located at 217 Chestnut Street; Newark, New Jersey. The Bank anticipates that the branch will open sometime in March 2014.

Item 3. Legal Proceedings.

On January 27, 2014, a complaint was filed against the Company and the members of its Board of Directors in the Superior Court of New Jersey, Bergen County, seeking class action status and asserting that the Company and the members of its Board had violated their duties to the Company’s shareholders in connection with the proposed merger with Center Bancorp, Inc. Subsequently, several additional complaints also seeking class action status and raising substantially the same allegations, were filed in the Superior Court of New Jersey, Bergen County. The plaintiffs propose to consolidate these cases. The litigation is in its very early stages, and the Company’s time to answer has not yet run. The Company believes these complaints are without merit, and intends to vigorously defend these complaints.

From time to time we are a party to various litigation matters incidental to the conduct of our business. Other than as described above, we are not presently party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “CNOB” since February 12, 2013. Prior to that time, there was no public market for our stock. We have not paid cash dividends on our common stock since the formation of the Bank in 2005. The following table sets forth for the periods indicated the high and low reported sale prices as reported on the NASDAQ.

2013	Sales Price
	High	Low
First Quarter	$31.25	$29.10
Second Quarter	$30.74	$28.75
Third Quarter	$35.14	$29.82
Fourth Quarter	$41.01	$33.84

Holders of Record

As of February 7, 2014, there were 371 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2013.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	300,438	$12.32	106,985
Equity compensation plans not approved by security holders	—	—	—

Total	300,438	$12.32	106,985

Item 6. Selected Financial Data.

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011
SELECTED BALANCE SHEET DATA
Total assets	$1,243,228	$929,926	$729,741
Gross loans	1,153,100	849,269	629,459
Allowance for loan losses	15,979	13,246	9,617
Securities available for sale	27,589	19,252	27,435
Goodwill and other intangible assets	260	260	260
Borrowings	137,558	79,568	55,556
Deposits	965,807	769,318	609,421
Tangible common stockholders’ equity(1)	129,868	72,102	40,093
Total stockholders’ equity	130,128	72,362	56,857
Average total assets	1,066,876	831,451	665,292
Average common stockholders’ equity	114,635	55,894	37,468
SELECTED INCOME STATEMENT DATA
Interest income	$47,303	$40,787	$33,676
Interest expense	6,476	6,319	6,207

Net interest income	40,827	34,468	27,469
Provision for loan losses	4,575	3,990	2,355

Net interest income after provision for loan losses	36,252	30,478	25,114
Non-interest income	1,202	1,142	1,113
Non-interest expense	20,651	17,488	15,057
Income tax expense	6,533	5,711	4,504

Net income	10,270	8,421	6,666
Dividends on preferred shares	—	354	600

Net income available to common stockholders	$10,270	$8,067	$6,066

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

	At or for the Year Ended December 31,
	2013	2012	2011
PER COMMON SHARE DATA
Basic earnings per share	$2.15	$2.99	$2.71
Diluted earnings per share	2.09	2.63	2.18
Book value per common share	25.48	22.86	17.99
Tangible book value per common share(1)	25.43	22.77	17.87
Basic weighted average common shares	4,773,954	2,700,772	2,242,085
Diluted weighted average common shares	4,919,384	3,196,558	3,063,076
SELECTED PERFORMANCE RATIOS
Return on average assets	0.96%	1.01%	1.00%
Return on average common stockholders’ equity	8.96%	14.43%	16.19%
Net interest margin	3.87%	4.20%	4.21%
Efficiency ratio(1)(2)	49.1%	49.1%	52.9%
SELECTED ASSET QUALITY RATIOS
Nonaccrual loans to loans receivable	0.80%	0.93%	1.02%
Nonaccrual loans and loans past due 90 days and still accruing to total loans	0.80%	0.93%	1.02%
Nonperforming assets(3) to total assets	0.84%	0.90%	0.88%
Allowance for loan losses to loans receivable	1.39%	1.56%	1.53%
Allowance for loan losses to non-accrual loans	174.2%	166.8%	149.4%
Net loan charge-offs to average loans	0.19%	0.05%	0.03%
CAPITAL RATIOS (Consolidated)
Leverage ratio	10.74%	7.84%	7.76%
Risk-based Tier 1 capital ratio	11.68%	9.26%	9.90%
Risk-based total capital ratio	12.91%	10.52%	11.15%
Tangible common equity to tangible assets(1)	10.45%	7.76%	5.50%

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Efficiency ratio is total non-interest expenses divided by the sum of net interest income and total other income. (excluding securities gains/(losses)).

(3)	Non-performing assets are defined as nonaccrual loans plus other real estate owned.

Non-GAAP Financial Measures.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Efficiency Ratio
Non-interest expense (numerator)	$20,651	$17,488	$15,057

Net interest income	40,827	34,468	27,469
Non-interest income	1,202	1,142	1,113
Less: gains on sales of securities	—	—	(96)

Adjusted operating revenue (denominator)	$42,029	$35,610	$28,486

Efficiency Ratio	49.1%	49.1%	52.9%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common equity	$130,128	$72,362	$40,353
Less: intangible assets	(260)	(260)	(260)

Tangible common equity	$129,868	$72,102	$40,093

Total assets	$1,242,673	$929,926	$729,741
Less: Intangible assets	(260)	(260)	(260)

Tangible assets	$1,242,413	$929,666	$729,481

Tangible Common Equity/Tangible Assets	10.45%	7.76%	5.50%
Tangible Book Value per Common Share
Book Value Per Common Share	$25.48	$22.86	$17.99
Less: Effects of intangible assets	(0.05)	(0.09)	(0.12)

Tangible Book Value per Common Share	$25.43	$22.77	$17.87

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

Operating Results Overview

Net income for the year ended December 31, 2013 was $10.3 million, an increase of $1.8 million, or 22.0%, compared to net income of $8.4 million for 2012. Net income available to common shareholders for the year ended December 31, 2013 was $10.3 million, an increase of $2.2 million, or 27.3%, compared to net income available to common shareholders of $8.1 million for 2012. Diluted earnings per share were $2.09 for 2013, a 20.5% decrease from $2.63 for 2012. Diluted earnings per share for 2013 reflect the Company’s February 2013 initial public offering and issuance of 1.8 million shares of common stock. Diluted earnings per share for 2012 reflect preferred dividends of $0.4 million. All shares of preferred were converted into common in 2012 and had no impact on 2013 results.

The increase in net income from 2012 to 2013 was primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from overall sound credit quality.

Net income for the year ended December 31, 2012 was $8.4 million, an increase of $1.7 million, or 26.3%, compared to net income of $6.7 million for 2011. Net income available to common shareholders for the year ended December 31, 2012 was $8.1 million, an increase of $2.0 million, or 33.0%, compared to net income available to common shareholders of $6.1 million for 2011. Diluted earnings per share were $2.63 for 2012, a 20.6% increase from $2.18 for 2011. Net income available to common shareholders and diluted earnings per share for 2012 were impacted by three series of convertible preferred stock issued at various times between 2009 and 2012. During 2012, all three series of preferred stock were converted into common shares and, as of December 31, 2012, stockholders’ equity was comprised solely of common equity.

The increases in net income, net income available to common shareholders, and diluted earnings per share from 2011 to 2012 was primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from overall sound credit quality.

Net Interest Income

Fully taxable equivalent net interest income for 2013 totaled $40.8 million, an increase of $6.3 million, or 18.4%, from 2012. The increase in net interest income was primarily due to an increase in average interest-earning assets, which grew by 28.6% to $1.1 billion, and was partially offset by a 33 basis points contraction in the net interest margin, from 4.20% in 2012 to 3.87% in 2013. Average total loans increased by 31.2% to $1.0 billion in 2013 from $743.2 million in 2012. Management expects net interest income to continue to expand as a result of continued strong loan growth, and margin compression to moderate throughout 2014 as our loan portfolio fully re-prices.

Fully taxable equivalent net interest income for 2012 totaled $34.5 million, an increase of $7.0 million, or 25.5%, from 2011. The increase in net interest income was primarily due to an increase in average interest-earning assets, principally loans, which increased by 29.6% to $743.2 million in 2012 from $573.6 million in 2011. The net interest margin remained relatively stable at 4.20% in 2012 as compared to 4.21% for the prior year period, as reduced yields on our loan portfolio resulting from the persistently low interest rate environment were offset by a lower cost of funds and a higher level of loan prepayment fees.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2013, 2012 and 2011 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest earning assets:
Investment securities(1)(2)	$28,425	$811	2.85%	$31,009	$1,079	3.48%	$43,980	$1,505	3.42%
Loans receivable(3)(4)	975,217	46,405	4.76%	743,178	39,625	5.33%	573,648	32,113	5.60%
Federal funds sold and interest-earning deposits with banks	51,894	103	0.20%	46,902	83	0.18%	35,339	58	0.16%

Total interest-earning assets	1,055,536	47,319	4.48%	821,089	40,787	4.97%	652,967	33,676	5.16%
Allowance for loan losses	(14,267)			(11,196)			(8,651)
Non-interest earning assets	25,607			21,558			20,976

Total assets	$1,066,876			$831,451			$665,292

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$332,513	987	0.30%	$313,475	1,397	0.45%	$270,374	2,356	0.87%
Time deposits	329,765	3,811	1.16%	229,150	3,380	1.48%	160,580	2,532	1.58%

Total interest-bearing deposits	662,278	4,798	0.72%	542,625	4,777	0.88%	430,954	4,888	1.13%
Borrowings	91,949	1,489	1.62%	77,473	1,349	1.74%	68,217	1,121	1.64%
Capital lease obligation	3,150	189	6.00%	3,224	193	5.99%	3,293	198	6.01%

Total interest-bearing liabilities	757,377	6,476	0.86%	623,322	6,319	1.01%	502,464	6,207	1.24%
Noninterest-bearing deposits	191,233			138,155			106,174
Other liabilities	3,631			4,345			2,970
Stockholders’ equity	114,635			65,629			53,684

Total liabilities and stockholders’ equity	$1,066,876			$831,451			$665,292

Net interest income/interest rate spread(5)		$40,843	3.63%		$34,468	3.95%		$27,469	3.92%
Tax equivalent effect		(16)			—			—

Net interest income as reported		$40,827			$34,468			$27,469
Net interest margin(6)			3.87%			4.20%			4.21%

(1)	Average balances are calculated on amortized cost.

(2)	Interest income is presented on a tax equivalent basis using 35 percent federal tax rate.

(3)	Includes loan fee income.

(4)	Loans receivable include non-accrual loans.

(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	For the Year Ended December 31, 2013 versus 2012			For the Year Ended December 31, 2012 versus 2011
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Investment securities	$(85)	$(183)	$(268)	$(452)	$26	$(426)
Loan receivable	10,342	(3,562)	6,780	8,953	(1,441)	7,512
Federal funds sold and interest-	—	—	—	—	—	—
earning deposits with banks	9	11	20	20	5	25

Total interest income	$10,266	$(3,734)	$6,532	$8,521	$(1,410)	$7,111

Interest Expense:
Savings, NOW, Money Market, Interest Checking	$91	$(501)	$(410)	$464	$(1,423)	$(959)
Time deposits	850	(419)	431	999	(151)	848
Borrowings	224	(84)	140	158	70	228
Capital lease obligation	(4)	0	(4)	(4)	(1)	(5)

Total interest expense	$1,161	$(1,004)	$157	$1,617	$(1,505)	$112

Net interest income	$9,105	$(2,730)	$6,375	$6,904	$95	$6,999

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

For the year ended December 31, 2013, the provision for loan losses was $4.6 million, an increase of $0.6 million, compared to the provision for loan losses of $4.0 million for the same period in 2012. The increase is substantially attributable to the increased loan growth in 2013 versus 2012.

For the year ended December 31, 2012, the provision for loan losses was $4.0 million, an increase of $1.6 million, compared to the provision for loan losses of $2.4 million for the same period in 2011. The increase is substantially attributable to the increased loan growth in 2012 versus 2011.

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, gains on sale of residential mortgages, card (ATM, credit and debit cards) income, fees from a title insurance agency in which the Bank is a 49% owner and income in bank owned life insurance (BOLI).

Non-interest income represents a relatively small portion of the Bank’s total revenue as management has historically made a strategic decision to de-emphasize fee income, focusing instead on customer growth and retention. Non-interest income totaled $1.2 million for the year ended December 31, 2013, versus $1.1 million for the year ended December 31, 2012. The increase in non-interest income is attributable to BOLI income in 2013, while growth in service and card-related fees were essentially offset by declines in gains on sale of residential mortgage loans. Non-interest income amounted to $1.1 for 2011. Card income grew by approximately $80,000 in 2012 versus 2011, while 2011 included $96,000 in securities gains.

Non-Interest Expense

Non-interest expense for the full-year 2013 increased by $3.2 million, or 18.1%, to $20.7 million from $17.5 million in 2012. The largest factor contributing to the increases in total non-interest expense was salaries and employee benefits expense, which increased by $1.9 million to $10.3 million for the full year 2013 from $8.4 million in 2012. The increases were primarily due an increase in the number of full-time equivalent employees and higher incentive-based compensation. Also contributing to higher non-interest expenses were increased costs associated with being a publicly traded entity, higher legal fees, and a general increase in other operating expenses related to a significantly increased volume of business.

Non-interest expense for the full-year 2012 increased by $2.4 million, or 16.1%, to $17.5 million from $15.1 million in 2011. The largest factor contributing to the year-over-year increase was salaries and employee benefits expense, which increased by $1.4 million to $8.4 million in 2012 from $6.9 million in 2011; this increase was primarily a result of increased staffing levels, particularly at the executive and senior management level. Also contributing to the increase were data processing expenses ($260,000), advertising and promotion expenses ($133,000) and other expenses ($574,000). The increases in these categories were all primarily related to the Company’s increased volume of business.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in our continued low efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio was 49.1% for 2013 and 2012. The Company’s efficiency ratio was 52.9% in 2011.

Income Taxes

Income tax expense was $6.5 million for the full-year 2013 versus $5.7 million for the full-year 2012. The effective tax rates were 38.9% for the full-year of 2013, versus 40.4% full-year of 2012. Effective tax rates for 2013 reflect a reorganized operating structure effective October 1, 2013. The Company’s effective tax rate is projected to be approximately 36% in future periods, although is likely to fluctuate depending upon future levels of taxable and non-taxable revenue.

Income tax expense was $5.7 million for the full-year 2012 versus $4.5 million for the full-year 2011. The effective tax rate was approximately 40% for all periods presented representing the combined federal and state statutory tax rates for a New Jersey corporation, and reflecting no tax-advantaged investments such as municipal securities or bank owned life insurance.

Financial Condition Overview

At December 31, 2013, total assets were $1.2 billion, a $313.3 million increase from December 31, 2012. The increase in total assets was due primarily to a $303.0 million increase, to $1.2 billion, in loans receivable. The growth in assets was funded by a $196.5 million increase in deposits, a $58.0 million increase in Federal Home Loan Bank borrowings, $10.3 million in retained earnings, and $47.7 million in net proceeds from the Company’s first quarter 2013 initial public equity offering.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Hudson, Bergen and Monmouth Counties, New Jersey. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-

quality customer service, competitive rate structures and selective marketing have enabled it to gain market entry.

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

During 2013 and 2012, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit, and business term loans as economic conditions have stabilized and begun to improve, (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Gross loans at December 31, 2013 totaled $1,153.1 million, an increase of $303.8 million, or 35.8%, over gross loans at December 31, 2012 of $829.3 million. The biggest component of our loan portfolio at December 31, 2013 and December 31, 2012 was commercial real estate loans. Our commercial real estate loans at December 31, 2013 were $769.1 million, an increase of $219.9 million, or 40.0%, over commercial real estate loans at December 31, 2012 of $549.2 million. Our commercial loans were $203.7 million at December 31, 2013, an increase of $56.2 million, or 38.1%, over commercial loans at December 31, 2012 of $203.7 million. Our commercial construction loans at December 31, 2013 were $59.8 million, an increase of $23.0 million, or 62.3%, over commercial construction loans at December 31, 2012 of $36.9 million. Our residential real estate loans were $85.6 million at December 31, 2013, an increase of $2.7 million, or 3.2%, over residential real estate loans at December 31, 2012 of $83.0 million. Our home equity loans were $32.5 million at December 31, 2013, an increase of $1.5 million, or 5.0%, over home equity loans of $31.0 million at December 31, 2012. Our consumer loans at December 31, 2013 were $2.3 million, an increase of $0.5 million, 29.9%, over consumer loans of $1.8 million at December 31, 2012. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality customer service strategy, which has led to continued customer referrals.

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial	$203,690	17.7%	$147,455	17.4%	$108,066	17.2%	$106,544	21.6%	$78,217	19.6%
Commercial real estate	769,121	66.7%	549,218	64.7%	375,719	59.7%	259,694	52.5%	230,324	57.8%
Commercial construction	59,877	5.2%	36,872	4.3%	28,543	4.5%	37,065	7.5%	24,111	6.1%
Residential real estate	85,568	7.4%	82,962	9.8%	88,666	14.1%	64,648	13.1%	39,764	10.0%
Home equity	32,504	2.8%	30,961	3.6%	27,575	4.4%	25,056	5.1%	25,000	6.3%
Consumer	2,340	0.2%	1,801	0.2%	890	0.1%	1,179	0.2%	870	0.2%

Total gross loans	$1,153,100	100.0%	$849,269	100.0%	$629,459	100.0%	$494,186	100.0%	$398,286	100.0%

The following table sets forth the classification of our gross loans held for investment by loan portfolio class and by fixed and adjustable rate loans as of December 31, 2013 and 2012 in term of contractual maturity.

	As of December 31, 2013			As of December 31, 2012
	Due Under One Year	Due 1-5 Years	Due More than Five Years	Due Under One Year	Due 1-5 Years	Due More than Five Years
	(dollars in thousands)
Commercial	$71,975	$103,982	$27,733	$54,601	$81,619	$11,235
Commercial real estate	38,044	78,795	652,282	20,139	43,101	485,978
Commercial construction	39,891	19,986	—	32,513	4,359	—
Residential real estate	1,263	13,054	71,251	1,437	12,955	68,570
Home equity	617	17,330	14,557	—	3,141	27,820
Consumer	1,216	1,105	19	623	1,128	50

Total gross loans	$153,006	$234,252	$765,842	$109,313	$146,303	$593,653

By Interest Rate Type:
Adjustable	$107,689	$67,605	$495,458	$60,678	$123,008	$573,509
Fixed	45,317	166,647	270,384	48,635	23,295	20,144

Total gross loans	$153,006	$234,252	$765,842	$109,313	$146,303	$593,653

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

Real estate acquired as a result of foreclosure is classified as OREO until sold. OREO is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property is usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of OREO are charged to operations, as incurred.

We account for our impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial and construction loans are individually evaluated for impairment. The recorded investments of impaired loans amounted to $16.0 million at December 31, 2013, compared to $12.0 million at December 31, 2012.

In limited situations we will modify or restructure a borrower’s existing loan terms and conditions. A restructured loan is considered a troubled debt restructuring (“TDR”) when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower in modifying or renewing a loan that the institution would not otherwise consider. We had four TDRs totaling $2.9 million, which, as of December 31, 2013, were currently performing under their restructured terms. We had five TDRs totaling $3.0 million, which, as of December 31, 2012, were currently performing under their restructured terms.

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

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	As of December 31,
	2013	2012
	(dollars in thousands)
Classified Assets:
Substandard	$15,101	$17,885
Doubtful	—	—
Loss	—	—

Total classified assets	15,101	17,885

Special mention assets	17,836	18,335

Total classified and special mention assets	$32,937	$36,220

Delinquent Loans. The following tables show the delinquencies in our loan portfolio as of the dates indicated.

	At December 31, 2013 Loans Delinquent For:						At December 31, 2013
	30-89 Days			90 Days and Greater			Total Delinquent Loans
	Number	Amount	% of Total Delinquent Loans 30- 89 Days	Number	Amount	% of Total Delinquent Loans Greater than 90 Days	Number	Amount	% of Total Delinquent Loans
	(dollars in thousands)
Commercial	—	$—	0.0%	3	$634	14.2%	3	$634	13.0%
Commercial real estate	—	—	0.0%	1	1,394	31.4%	1	1,394	28.5%
Commercial construction	—	—	0.0%	—	—	0.0%	—	—	0.0%
Residential real estate	1	431	95.8%	1	1,763	39.7%	2	2,194	44.8%
Home equity	—	—	0.0%	2	653	14.7%	2	653	13.3%
Consumer	1	19	4.2%	—	—	0.0%	1	19	0.4%

Total	2	$450	100.0%	7	$4,444	100.0%	9	$4,894	100.0%

	At December 31, 2012 Loans Delinquent For:						At December 31, 2012
	30-89 Days			90 Days and Greater			Total Delinquent Loans
	Number	Amount	% of Total Delinquent Loans 30- 89 Days	Number	Amount	% of Total Delinquent Loans Greater than 90 Days	Number	Amount	% of Total Delinquent Loans
	(dollars in thousands)
Commercial	—	$—	0.0%	1	$273	5.4%	1	$273	3.9%
Commercial real estate	1	142	7.3%	2	2,446	48.1%	3	2,588	36.8%
Commercial construction	—	—	0.0%	—	—	0.0%	—	—	0.0%
Residential real estate	1	1,769	90.9%	1	2,369	46.5%	2	4,138	58.8%
Home equity	1	35	1.8%	—	—	0.0%	1	35	0.5%
Consumer	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	3	$1,946	100.0%	4	$5,088	100.0%	7	$7,034	100.0%

Non-Performing Assets, TDRs, and Loans 90 Days Past Due and Accruing. The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans:
Commercial	$3,582	$3,124	$388	$—	$—
Commercial real estate	2,445	2,446	6,049	2,538	—
Commercial construction	—	—	—	—	—
Residential real estate	2,381	2,369	—	1,511	2,197
Home equity	767	—	—	—	—
Consumer	—	—	—	—	—

Total nonaccrual loans	9,175	7,939	6,437	4,049	2,197
Other real estate owned	1,303	433	—	—	—

Total non-performing assets	$10,478	$8,372	$6,437	$4,049	$2,197

Loans past due 90 days and still accruing	$—	$—	$—	$723	$—

Performing troubled debt restructured loans	$2,934	$2,996	$4,831	$—	$—

Nonaccrual loans to total loans	0.80%	0.93%	1.02%	0.82%	0.55%
Nonaccrual loans and loans past due 90 days and still accruing to total loans	0.80%	0.93%	1.02%	0.97%	0.55%
Nonperforming assets to total assets	0.84%	0.90%	0.88%	0.67%	0.43%

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. We maintain an allowance for loan losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and the results of the loan review function are also reviewed by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for loan losses.

At December 31, 2013, the allowance for loan losses was $16.0 million, an increase of $2.7 million or 20.6%, from $13.2 million for the year ended December 31, 2012. Net charge-offs totaled $1.8 million during 2013 and $0.4 million for 2012. The allowance for loan losses as a percentage of loans receivable was 1.39% at December 31, 2013 and 1.56% at December 31, 2012.

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance at beginning of period	$13,246	$9,617	$7,414	$4,759	$3,316

Provision charged to operating expenses	4,575	3,990	2,355	2,930	1,455

Recoveries of loans previously charged-off:
Commercial	—	—	—	18	1
Consumer	—	32	—	—	—
Residential real estate	—	—	—	—	—
Total recoveries	—	32	—	18	1
Loans charged-off:
Commercial	(1,058)	(240)	—	(293)	(13)
Consumer	(190)	—	(62)	—	—
Residential real estate	(594)	(153)	(90)	—	—

Total charge-offs	(1,842)	(393)	(152)	(293)	(13)

Net charge-offs	(1,842)	(361)	(152)	(275)	(12)

Balance at end of period	$15,979	$13,246	$9,617	$7,414	$4,759

Net charge-offs to average loans outstanding	0.19%	0.05%	0.03%	0.06%	0.00%

Allowance for loan losses to total loans	1.39%	1.56%	1.53%	1.50%	1.19%

The following table sets forth, by loan portfolio class, the amount and percentage of our allowance for loan losses attributable to such class, and the percentage of total loans represented by such class, as of the dates indicated:

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
	(dollars in thousands)
Commercial	$4,438	27.8%	17.7%	$2,402	18.1%	17.4%	$653	6.8%	17.2%
Commercial real estate	8,744	54.7%	66.7%	7,718	58.3%	64.7%	5,658	58.8%	59.7%
Commercial construction	639	4.0%	5.2%	660	5.0%	4.3%	447	4.6%	4.5%
Residential real estate	1,248	7.8%	7.4%	1,542	11.6%	9.8%	2,517	26.3%	14.1%
Home equity	698	4.4%	2.8%	617	4.7%	3.6%	339	3.5%	4.4%
Consumer	52	0.3%	0.2%	41	0.3%	0.2%	3	0.0%	0.1%
Unallocated	160	1.0%	0.0%	266	2.0%	0.0%	—	0.0%	0.0%

Total	$15,979	100.0%	100.0%	$13,246	100.0%	100.0%	$9,617	100.0%	100.0%

	As of December 31, 2010			As of December 31, 2009
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
	(dollars in thousands)

Commercial	$634	8.6%	21.6%	$407	8.6%	19.6%
Commercial real estate	2,902	39.1%	52.5%	1,863	39.1%	57.8%
Commercial construction	808	10.9%	7.5%	519	10.9%	6.1%
Residential real estate	2,773	37.4%	13.1%	1,780	37.4%	10.0%
Home equity	292	3.9%	5.1%	187	3.9%	6.3%
Consumer	5	0.1%	0.2%	3	0.1%	0.2%
Unallocated	—	0.0%	0.0%	—	0.0%	0.0%

Total	$7,414	100.0%	100.0%	$4,759	100.0%	100.0%

Investment Securities

Our investment portfolio remains modest in size relative to our total assets and loan portfolio. Nevertheless, the investment portfolio provides and additional source of interest income and liquidity. The portfolio is composed of obligations of U.S. Government Agencies, mortgage-backed securities and Community Reinvestment Act (“CRA”) related investments.

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase. Securities are classified as HTM based upon management’s intent and our ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities, which are bought and held principally for resale in the near term, are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. We have no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities, whether AFS or HTM, at the time of purchase. The carrying value of our AFS investment securities portfolio at December 31, 2013 was $27.6 million, an increase of $8.3 million, or 43.3%, from December 31, 2012 of $19.3 million. The carrying value of our HTM investment securities portfolio at December 31, 2012 was $1.0 million, a decrease of $1.0 million, or 48.3%, from $2.0 million at December 31, 2012. The decreases in both AFS and HTM portfolios were primarily due to paydowns of mortgage-backed securities and the calls of two securities in our AFS portfolio, and application of the proceeds to fund new loan demand.

The following table summarizes the fair value of our non-equity AFS investment securities portfolio for the dates presented:

	December 31,
	2013	2012	2011
	(dollars in thousands)

U.S. Government agency	$—	$1,005	$4,036
U.S. Treasury securities	1,803	—	—
Mortgage backed-securities	9,657	12,029	17,226
Other asset-backed securities	5,939	—	—
State and political subdivisions	4,335	—	—
CRA investment fund	5,855	6,218	6,173

Total available for sale	$27,589	$19,252	$27,435

The following table sets the maturity distribution of our non-equity AFS investment securities portfolio for the periods presented:

	December 31, 2013
	Due < 1 Year		Due 1-5 Years		> 5 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—	$—	—	$1,803	2.13%
Other asset-backed securities	—	—	—	—	5,939	1.32%
State and political subdivisions	1,003	0.60%	—	—	3,332	1.07%
Mortgage backed-securities	—	—	—	—	9,657	3.22%

Total	$1,003	0.60%	$—	—	$20,731	2.24%

	December 31, 2012
	Due Under 1 Year		Due 1-5 Years		> 5 Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Treasury securities	$1,005	1.78%	$—	—	$—	—
Mortgage backed-securities	—	—	—	—	12,029	3.84%

Total	$1,005	1.78%	$—	—	$12,029	3.84%

Refer to Note 2-Securities in the consolidated financial statements for more information regarding our AFS and HTM securities.

Deposits

Deposits are our primary source of funds. Average total deposits increased $172.7 million, or 25.4%, to $853.5 million in 2013 from $680.8 million in 2012. Transaction and non-transaction (time) deposits have grown as the Bank’s customer base has expanded.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2013 Average		2012 Average		2011 Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand, non-interest bearing	$191,233	—	$138,155	—	$106,174	—
Demand, interest bearing & NOW	64,352	0.15%	57,818	0.25%	25,813	0.79%
Money market accounts	197,486	0.36%	177,180	0.51%	163,561	0.83%
Savings	70,675	0.26%	78,477	0.44%	81,000	0.99%
Time	329,765	1.16%	229,150	1.48%	160,580	1.58%

Total Deposits	$853,511	0.56%	$680,780	0.70%	$537,128	0.91%

The following table summarizes the maturity distribution of time deposits in denominations of $100,000 or more:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
3 months or less	$40,197	$33,033
3 to 6 months	45,196	47,758
6 to 12 months	78,728	58,517
Over 12 months	55,181	55,780

Total	$219,302	$195,088

Borrowings

Borrowings consist of long and short term advances from the Federal Home Loan Bank. These advances are secured, under the terms of a blanket collateral agreement, by commercial mortgage loans. As of December 31, 2013 and December 31, 2012, the Company had $137.6 million in notes outstanding at a weighted average interest rate of 1.7% and $55.6 million in notes outstanding at a weighted average interest rate of 2.1%, respectively.

Federal Funds Purchased and Repurchasing Agreements

The following table summarizes short-term borrowings, (borrowings with maturities of one year or less) which consist of federal funds purchased, repurchase agreements and weighted average interest rates paid:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Average daily amount of short-term borrowings outstanding during the period	$—	$—	$19,263
Weighted average interest rate on average daily short-term borrowings	—	—	0.35%
Maximum outstanding short-term borrowings outstanding at any month-end	$—	$—	$28,860
Short-term borrowings outstanding at period end	$—	$—	$—
Weighted average interest rate on short-term borrowings at period end	—	—	—

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

At December 31, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2013, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $65.7 million, which represented 5.3% of total assets and 6.8% of total deposits and borrowings, compared to $71.5 million at December 31, 2012, which represented 7.7% of total assets and 9.3% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2013, had the ability to borrow $488.5 million. In addition, at December 31, 2013, the Bank had in place additional borrowing capacity of $18.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged at year-end 2013. At December 31, 2013, the Bank had aggregate available and unused credit of $368.9 million, which represents the aforementioned facilities totaling $506.5 million net of $137.6 million in outstanding borrowings. At December 31, 2013, outstanding commitments for the Bank to extend credit were $280.9 million.

Cash and cash equivalents decreased by $16.3 million or 32.1%, from $50.6 million at December 31, 2012 to $34.4 million at December 31, 2013. The decrease was primarily due to a $333.0 million increase in investing activities, largely an increase in loans receivable, partially offset by $302.1 million in financing activities, including an increase in deposits and a net increase in FHLB borrowings, and by $14.7 million from operating activities.

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

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2013 and December 31, 2012. Further discussion of these commitments is included in Notes 4, 5 and 7 to the Consolidated Financial Statements.

Contractual Obligation	December 31, 2013				December 31, 2012
	Total	2014-2016	2017-2018	2019 and later	Total	2013-2015	2016-2017	2018 and later
	(dollars in thousands)
Operating Lease Obligations	$4,379	$2,885	$1,000	$494	$4,256	$2,579	$993	$684
Capital Lease Obligations	4,800	874	586	3,340	5,069	851	584	3,634
Federal Home Loan Bank Borrowings	137,557	86,557	51,000	—	79,568	54,568	10,000	15,000
Time Deposits	415,711	359,045	56,666	—	275,472	229,472	16,702	29,298

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

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2013 and December 31, 2012 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of December 31, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 3.5%, while a 100 basis-point decrease in interest rates will decrease net interest income by 1.9%. As of December 31, 2012, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.6%, while a 100 basis-point decrease in the general level of interest rates will decrease our net interest income by 0.5%.

In our model, which was run as of December 31, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 4.2%, while a 100 basis-point decrease in interest rates will decrease net interest income by 1.9%. As of December 31, 2012, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.9%, while a 100 basis-point decrease in the general level of interest rates will decrease our net interest income by 2.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of December 31, 2013, would decline by 20.62% with a rate shock of up 200 basis points, and increase by 12.84% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2012, would decline by 19.37% with a rate shock of up 200 basis points, and increase by 9.73% with a rate shock of down 100 basis points.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios:

	At December 31, 2013			At December 31, 2012
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
The Company:
Leverage ratio	10.74%	4.00%	n/a	7.84%	4.00%	n/a
Tier 1 Risk-based capitalization	11.68%	4.00%	n/a	9.26%	4.00%	n/a
Total Risk-based capitalization	12.91%	8.00%	n/a	10.52%	8.00%	n/a
The Bank:
Leverage ratio	10.71%	4.00%	5.00%	7.84%	4.00%	5.00%
Tier 1 Risk-based capitalization	11.65%	4.00%	6.00%	9.26%	4.00%	6.00%
Total Risk-based capitalization	12.88%	8.00%	10.00%	10.51%	8.00%	10.00%

The Company’s tangible common equity ratio was 10.45% as of December 31, 2013, and 7.76% as of December 31, 2012.

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

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

/s/ FRANK SORRENTINO III	/s/ WILLIAM S. BURNS
Frank Sorrentino III. Chairman & CEO	William S. Burns Executive Vice President & Chief Financial Officer

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this part is included in the definitive Proxy Statement for the Company’s 2014 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2014 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2014 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2014 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit 3(i).1	Restated Certificate of Incorporation(1)
Exhibit 3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation(1)
Exhibit 3(ii)	Bylaws(1)
Exhibit 10.1	Employment Agreement of Frank Sorrento III, as amended and restated on December 19, 2013(2)
Exhibit 10.2	Form of Change in Control Agreement for Laura Criscione and Elizabeth Magennis dated December 19, 2013(2)
Exhibit 10.4	Employment Agreement with William S. Burns dated December 19, 2013(2)
Exhibit 10.5	North Jersey Community Bank 2005 Stock Option Plan—A(1)
Exhibit 10.6	North Jersey Community Bank 2005 Stock Option Plan—B(1)
Exhibit 10.7	North Jersey Community Bank 2006 Equity Compensation Plan(1)
Exhibit 10.8	North Jersey Community Bank 2008 Equity Compensation Plan(1)
Exhibit 10.9	North Jersey Community Bank 2009 Equity Compensation Plan(1)
Exhibit 10.10	2012 Equity Compensation Plan(1)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	Section 1350 Certifications

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-185979, declared effective on February 11, 2012.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2013.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated balance sheets of ConnectOne Bancorp, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ConnectOne Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 3, 2014

ConnectOne Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(dollars in thousands)
ASSETS
Cash and due from banks	$2,907	$3,242
Interest-bearing deposits with banks	31,459	47,387

Cash and cash equivalents	34,366	50,629
Securities available for sale	27,589	19,252
Securities held to maturity, fair value of $1,077 at 2013 and $2,084 at 2012	1,027	1,985
Loans held for sale	575	405
Loans receivable	1,151,904	848,842
Less: Allowance for loan losses	(15,979)	(13,246)

Net loans receivable	1,135,925	835,596
Investment in restricted stock, at cost	7,622	4,744
Bank premises and equipment, net	7,526	7,904
Accrued interest receivable	4,102	3,361
Other real estate owned	1,303	433
Goodwill	260	260
Bank owned life insurance	15,191	—
Deferred taxes	7,614	4,314
Other assets	128	1,043

Total assets	$1,243,228	$929,926

(Continued)
See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(dollars in thousands except per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$216,804	$170,355
Interest-bearing	749,003	598,963

Total deposits	965,807	769,318

FHLB borrowings	137,558	79,568
Accrued interest payable	2,762	2,803
Capital lease obligation	3,107	3,185
Other liabilities	3,866	2,690

Total liabilities	1,113,100	857,564

Commitments and Contingencies
Stockholders’ Equity
Preferred stock (Series A), no par value; $20 liquidation value; authorized 125,000 shares; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Preferred stock (Series B), no par value; $20 liquidation value; authorized no shares issued and outstanding at December 31, 2013 and 2012	—	—
Preferred stock (Series C), no par value; $1,000 liquidation value; authorized 7,500 shares; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock and Surplus, no par value; authorized 10,000,000 shares at December 31, 2013 and December 31, 2012; issued and outstanding 5,106,455 at December 31, 2013 and 3,166,217 at December 31, 2012	99,315	51,205
Retained earnings	30,931	20,661
Accumulated other comprehensive income (loss)	(118)	496

Total stockholders’ equity	130,128	72,362

Total liabilities and stockholders’ equity	$1,243,228	$929,926

See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands, except per share data)
Interest income
Loans receivable, including fees	$46,405	$39,625	$32,113
Securities	795	1,079	1,505
Other interest income	103	83	58

Total interest income	47,303	40,787	33,676

Interest expense
Deposits	4,798	4,777	4,888
Borrowings	1,489	1,349	1,121
Capital lease	189	193	198

Total interest expense	6,476	6,319	6,207

Net interest income	40,827	34,468	27,469
Provision for loan losses	4,575	3,990	2,355

Net interest income after provision for loan losses	36,252	30,478	25,114

Non-interest income
Service fees	436	393	396
Gains on sales of loans	239	470	458
Gains on sales of securities	—	—	96
Income on bank owned life insurance	191	—	—
Other income	336	279	163

Total non-interest income	1,202	1,142	1,113

Non-interest expenses
Salaries and employee benefits	10,321	8,352	6,911
Occupancy and equipment	3,101	2,847	2,796
Professional fees	1,463	1,143	1,171
Advertising and promotion	477	489	356
Data processing	2,059	1,697	1,437
Other expenses	3,230	2,960	2,386

Total non-interest expenses	20,651	17,488	15,057

Income before income tax expense	16,803	14,132	11,170
Income tax expense	6,533	5,711	4,504

Net income	10,270	8,421	6,666
Dividends on preferred shares	—	354	600

Net income available to common stockholders	$10,270	$8,067	$6,066

Earnings per common share:
Basic	$2.15	$2.99	$2.71
Diluted	2.09	2.63	2.18
Weighted average common shares outsanding:
Basic	4,773,954	2,700,772	2,242,085
Diluted	4,919,384	3,196,558	3,063,076

See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Net income	$10,270	$8,421	$6,666

Unrealized losses on securities available for sale securities arising during the period	(1,026)	(190)	413
Reclassification adjustment for gains realized in income	—	—	(96)

Net unrealized gains/(losses)	(1,026)	(190)	317
Tax effect	(412)	(76)	126

Other comprehensive loss	(614)	(114)	191

Comprehensive income	$9,656	$8,307	$6,857

See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011

	Common Stock and Surplus	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Retained Earnings	Accumulated OCI	Total
	(dollars in thousands)
Balance at January 1, 2011	$27,028	$2,500	$12,824	$—	$6,528	$419	$49,299
Net Income	—	—	—	—	6,666	—	6,666
Other comprehensive loss, net of taxes	—	—	—	—	—	191	191
Issuance of preferred stock; Series B, 59,025 shares	—	—	1,180	—	—	—	1,180
Cash dividends paid on preferred stock	—	—	—	—	(600)	—	(600)
Equity-based compensation	121	—	—	—	—	—	121

Balance at December 31, 2011	$27,149	$2,500	$14,004	$—	$12,594	$610	$56,857
Net Income	—	—	—	—	8,421	—	8,421
Other comprehensive loss, net of taxes	—	—	—	—	—	(114)	(114)
Issuance of convertible preferred stock; Series C, 7,500 shares	—	—	—	7,500	—	—	7,500
Conversion of convertible preferred stocks to common stock	24,004	(2,500)	(14,004)	(7,500)	—	—	—
Cash dividends paid on preferred stock	—	—	—	—	(354)	—	(354)
Equity-based compensation	52	—	—	—	—	—	52

Balance at December 31, 2012	51,205	—	—	—	20,661	496	72,362
Net Income	—	—	—	—	10,270	—	10,270
Other comprehensive loss, net of taxes	—	—	—	—	—	(614)	(614)
Issuance of 1,840,000 shares, net of expenses	47,715	—	—	—	—	—	47,715
Grant of 100,238 restricted stock awards and performance units	—	—	—	—	—	—	—
Equity-based compensation	395	—	—	—	—	—	395

Balance at December 31, 2013	$99,315	$—	$—	$—	$30,931	$(118)	$130,128

See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,270	$8,421	$6,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,575	3,990	2,355
Depreciation and amortization	1,294	1,288	1,219
Net amortization of securities discounts and premiums	58	66	50
Amortization of intangible assets	—	14	14
Equity-based compensation	395	52	121
Gain on sales of securities	—	—	(96)
Proceeds from sale of loans	11,255	20,612	23,925
Originations of loans held for sale	(11,186)	(20,407)	(22,875)
Gain on sales of loans	(239)	(470)	(458)
Increase in bank owned life insurance	(191)	—	—
(Increase) decrease in provision for deferred income taxes	(2,888)	(2,070)	312
Increase in accrued interest receivable	(741)	(614)	(148)
Increase (decrease) in accrued interest payable	(41)	853	731
Increase (decrease) in other liabilities	1,176	(10)	563
Decrease in other assets	915	1,320	(877)

Net cash provided by operating activities	14,652	13,045	11,502

Cash flows from investing activities
Net Increase in loans	(305,774)	(220,265)	(135,730)
Purchases of securities available for sale	(14,890)	—	(20,984)
Purchases of securities held to maturity	—	—	(2,000)
Purchases of bank owned life insurance	(15,000)	—	—
Maturities, calls and repayments of securities	6,427	9,636	31,542
Proceeds from sales of securities available for sale	—	—	4,779
Net increase in investments in restricted stock, at cost	(2,878)	(1,366)	(740)
Purchases of bank premises and equipment	(916)	(580)	(1,351)

Net cash used in investing activities	(333,031)	(212,575)	(124,484)

Cash Flows From Financing Activities:
Net increase in deposits	196,489	159,897	126,736
Decrease in securities sold under agreements to repurchase	—	—	(17,189)
Net change in fed funds purchased	—	—	(5,000)
Proceeds from FHLB borrowings	86,000	60,000	20,000
Repayment of FHLB borrowings	(28,010)	(35,988)	(5,968)
Net proceeds from initial public offering	47,715	—	—
Proceeds from sale of preferred stock	—	7,500	1,180
Decrease in capital lease obligation	(78)	(72)	(67)
Preferred stock dividends	—	(354)	(600)

Net cash provided by financing activities	302,116	190,983	119,092

Net decrease in cash and cash equivalents	(16,263)	(8,547)	6,110
Cash and cash equivalents, beginning of year	50,629	59,176	53,066

Cash and cash equivalents, end of year	$34,366	$50,629	$59,176

Supplementary cash flows information:
Interest paid	$6,517	$5,466	$5,476

Income taxes paid	$8,754	$6,700	$5,102

Supplementary information on noncash investing activities
Loans transferred to other real estate owned	$870	$433	$—

See accompanying notes to consolidated financial statements.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ConnectOne Bancorp, Inc. (“The Parent Corporation”) and its wholly owned subsidiary, ConnectOne Bank (“the Bank” and, collectively with the Parent Corporation and the Parent Corporation’s other direct subsidiaries, “the Company.”) On October 1, 2013, the Bank formed, through a capital contribution, a real estate investment trust, ConnectOne Preferred Funding Corp. (“Funding Corp.”), to own and manage a portfolio of real estate backed loans. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans are sold servicing released.

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

Commercial, commercial construction and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Foreclosed Assets: Assets acquired through deed in lieu or loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Stock-Based Compensation: Compensation cost is recognized for stock option, restricted stock, and performance unit awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Company’s common stock at the award date is used for restricted stock and performance unit awards. Compensation costs related to performance unit awards are also based upon Company performance in relation to pre-established targets. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option plans, convertible preferred stock, and performance unit awards.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates,

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2—SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2013 and 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities available for sale:
U.S. Treasury securities	$1,935	$—	$(132)	$1,803
States and political subdivisions	4,415	—	(80)	4,335
Asset-backed securities:
Residential mortgages	9,452	333	(128)	9,657
Student loans	4,568	—	(20)	4,548
Small business	1,414	—	(23)	1,391
Equity securities	6,000	—	(145)	5,855

	$27,784	$333	$(528)	$27,589

December 31, 2012
Securities available for sale:
U.S. government sponsored agencies	$1,000	$5	$—	$1,005
Asset-backed securities:
Residential mortgages	11,421	608	—	12,029
Equity securities	6,000	218	—	6,218

	$18,421	$831	$—	$19,252

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at December 31, 2013 and 2012, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities held-to-maturity:
Asset-backed securities—residential mortgages	$1,027	$50	$—	$1,077

December 31, 2012
Securities held-to-maturity:
Asset-backed securities—residential mortgages	$1,985	$99	$—	$2,084

The amortized cost and fair value of debt securities held to maturity and available for sale at December 31, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2013
Available-for-Sale
Due in under one year or less	$1,003	$1,003	$1	$1
Due after one year through five years	—	—	326	340
Due after five years through ten years	4,422	4,224	188	197
Due after ten years	6,907	6,852	512	539
Asset-backed securities—residential mortgages	9,452	9,655	—	—

	$21,784	$21,734	$1,027	$1,077

For the years ended December 31, 2013 and 2012, there were no sales of available for sale securities. For the year ended December 31, 2011, there was one sale of an available for sale security which resulted in a pre-tax gain of $96,000.

Securities with a carrying value of $215,000 and $322,000 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes securities with unrealized losses at December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available for Sale
U.S. Treasury securities	$1,803	$(132)	$—	$—	$1,803	$(132)
States and political subdivisions	3,412	(80)	—	—	3,412	(80)
Asset-backed securities—
Residential mortgages	4,284	(128)	—	—	4,284	(128)
Student loans	4,548	(20)	—	—	4,548	(20)
Small business	1,391	(23)	—	—	1,391	(23)
Equity securities	5,855	(145)	—	—	5,855	(145)

	$21,293	$(528)	$—	$—	$21,293	$(528)

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

There were no held to maturity securities in an unrealized loss position at December 31, 2013 and 2012. There were no securities in an unrealized loss position at December 31, 2012.

NOTE 3—LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at December 31, 2013 and 2012, is as follows (dollars in thousands):

	2013	2012
Commercial	$203,690	$147,455
Commercial real estate	769,121	549,218
Commercial construction	59,877	36,872
Residential real estate	85,568	82,962
Home equity	32,504	30,961
Consumer	2,340	1,801

Gross loans	1,153,100	849,269
Unearned net origination fees and costs	(1,196)	(427)

Loans receivable	1,151,904	848,842
Less: Allowance for loan losses	(15,979)	(13,246)

Nets loans receivable	$1,135,925	$835,596

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2013 and 2012 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,440	$122	$—	$—	$—	$—	$—	$1,562
Collectively evaluated for impairment	2,998	8,622	639	1,248	698	52	160	14,417

Total	$4,438	$8,744	$639	$1,248	$698	$52	$160	$15,979

Gross loans:
Individually evaluated for impairment	$5,813	$6,137	$—	$3,029	$767	$—	$—	$15,746
Collectively evaluated for impairment	197,877	762,984	59,877	82,539	31,737	2,340	—	1,137,354

Total	$203,690	$769,121	$59,877	$85,568	$32,504	$2,340	$—	$1,153,100

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$165	$1,033	$—	$—	$—	$—	$—	$1,198
Collectively evaluated for impairment	2,237	6,712	633	1,542	617	41	266	12,048

Total	$2,402	$7,745	$633	$1,542	$617	$41	$266	$13,246

Gross loans:
Individually evaluated for impairment	$3,124	$4,697	$395	$2,995	$119	$—	$—	$11,330
Collectively evaluated for impairment	144,331	544,521	36,477	79,967	30,842	1,801	—	837,939

Total	$147,455	$549,218	$36,872	$82,962	$30,961	$1,801	$—	$849,269

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2013
With no related allowance recorded:
Commercial	$934	$809	$—	$830	$15	$—
Commercial real estate	4,712	4,348	—	4,479	63	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,643	3,055	—	3,510	36	—
Home equity lines of credit	771	768	—	567	7	—
Consumer	—	—	—	—	—	—

	10,060	8,980	—	9,386	121	—

With an allowance recorded:
Commercial	5,057	5,016	1,440	5,192	122	60
Commercial real estate	1,950	1,959	122	2,042	119	—
Commercial construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	7,007	6,975	1,562	7,234	241	60

Total	$17,067	$15,955	$1,562	$16,620	$362	$60

December 31, 2012
With no related allowance recorded:
Commercial	$273	$291	$—	$285	$—	$—
Commercial real estate	1,705	1,738	—	1,354	46	—
Commercial construction	—	—	—	—	—	—
Residential real estate	2,995	3,196	—	3,047	119	—
Home equity lines of credit	119	125	—	121	7	—
Consumer	—	—	—	—	—	—

	5,092	5,350	—	4,807	172	—

With an allowance recorded:
Commercial	2,851	2,984	165	2,895	135	33
Commercial real estate	3,387	3,631	1,033	3,614	55	—
Commercial construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	6,238	6,615	1,198	6,509	190	33

Total	$11,330	$11,965	$1,198	$11,316	$362	$33

The recorded investment in loans includes accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present nonaccrual loans and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2013	2012	2013	2012
Commercial	$3,582	$3,124	$—	$—
Commercial real estate	2,445	2,446	—	—
Commercial construction	—	—	—	—
Residential real estate	2,381	2,369	—	—
Home equity lines of credit	767	—	—	—
Consumer	—	—	—	—

Total	$9,175	$7,939	$—	$—

The following table presents past due and current loans by the loan portfolio class as of December 31, 2013 and 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Gross Loans
December 31, 2013
Commercial	$—	$—	$634	$634	$203,056	$203,690
Commercial real estate	—	—	1,394	1,394	767,727	769,121
Commercial construction	—	—	—	—	59,877	59,877
Residential real estate	—	431	1,763	2,194	83,374	85,568
Home equity lines of credit	—	—	653	653	31,851	32,504
Consumer	—	19	—	19	2,321	2,340

Total	$—	$450	$4,444	$4,894	$1,148,206	$1,153,100

December 31, 2012
Commercial	$—	$—	$273	$273	$147,182	$147,455
Commercial real estate	—	142	2,446	2,588	546,630	549,218
Commercial construction	—	—	—	—	36,872	36,872
Residential real estate	1,769	—	2,369	4,138	78,824	82,962
Home equity lines of credit	35	—	—	35	30,926	30,961
Consumer	—	—	—	—	1,801	1,801

Total	$1,804	$142	$5,088	$7,034	$842,235	$849,269

Troubled Debt Restructurings

During the years ending December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The balance of troubled debt restructurings at December 31, 2013, consists of four loans totaling $2,934,000 that were performing at such date under their restructured terms and for which the Bank had no commitment to lend additional funds and three credits that were classified as non-accrual. The balance of troubled debt restructurings at December 31, 2012, consists of five loans totaling $2,996,000 that were performing at such date under their restructured terms and for which the Bank has no commitment to lend additional funds and three credits that were currently classified as non-

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrual loans. The Company has allocated $43,000 of specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of December 31, 2013. The Company allocated $211,000 of specific allocations with respect to loans whose terms have been modified in troubled debt restructurings as of December 31, 2012.

There were no trouble debt restructurings that occurred during the year ended December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Trouble debt restructurings
Commercial	2	$3,901	$3,901
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

Total	2	$3,901	$3,901

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2013 or 2012.

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2013 and 2012 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$184,340	$14,377	$4,973	$—	$203,690
Commercial real estate	755,533	1,947	11,641	—	769,121
Commercial construction	59,877	—	—	—	59,877

Total	$999,750	$16,324	$16,614	$—	$1,032,688

December 31, 2012
Commercial	$131,887	$11,733	$3,835	$—	$147,455
Commercial real estate	529,453	6,602	13,163	—	549,218
Commercial construction	35,985	—	887	—	36,872

Total	$697,325	$18,335	$17,885	$—	$733,545

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance at January 1, 2013	$2,402	$7,745	$633	$1,542	$617	$41	$266	$13,246
Charge-offs	—	(1,058)	—	(594)	(188)	(2)	—	(1,842)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	2,036	2,057	6	300	269	13	(106)	4,575

Total ending balance at December 31, 2013	$4,438	$8,744	$639	$1,248	$698	$52	$160	$15,979

Allowance for loan losses:
Beginning balance at January 1, 2012	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617
Charge-offs	(115)	(109)	(16)	(153)	—	—	—	(393)
Recoveries	—	—	—	—	—	32	—	32
Provision for loan losses	1,864	2,196	202	(822)	278	6	266	3,990

Total ending balance at December 31, 2012	$2,402	$7,745	$633	$1,542	$617	$41	$266	$13,246

Allowance for loan losses:
Beginning balance at January 1, 2011	$634	$2,902	$808	$2,773	$292	$5	$—	$7,414
Charge-offs	—	—	—	(90)	—	(62)	—	(152)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	19	2,756	(361)	(166)	47	60	—	2,355

Total ending balance at December 31, 2011	$653	$5,658	$447	$2,517	$339	$3	$—	$9,617

NOTE 4—BANK PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2013 and 2012, are as follows (dollars in thousands):

	2013	2012
Building	$3,422	$3,422
Leasehold improvements	6,356	5,933
Furniture, fixtures and equipment	3,279	2,897
Computer equipment and data processing software	2,069	1,970
Vehicles	164	152

	15,290	14,374
Less: Accumulated depreciation and amortization	(7,764)	(6,470)

	$7,526	$7,904

Depreciation expense amounted to $1,294,000, $1,288,000 and $1,219,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Leases: The Company has entered into a lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has included these leases in premises and equipment as follows (dollars in thousands):

	2013	2012
Building	$3,422	$3,422
Accumulated depreciation	(856)	(684)

	$2,566	$2,738

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2013 (dollars in thousands):

2014	$291
2015	291
2016	292
2017	292
2018	294
Thereafter	3,340

Total minimum lease payments	4,800
Less amount representing interest	1,693

Present value of net minimum lease payments	$3,107

Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $1,040,000, $1,031,000 and $899,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Rent commitments, before considering renewal options that generally are present were as follows at December 31, 2013 (dollars in thousands):

2014	$992
2015	1,008
2016	885
2017	533
2018	467
Thereafter	494

$4,379

NOTE 5—DEPOSITS

The components of deposits at December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012
Demand, non-interest bearing	$216,804	$170,355
Demand, interest-bearing & NOW	71,421	57,198
Money market accounts	192,552	193,600
Savings	69,319	72,693
Time, $100 and over	219,302	195,088
Time, other	196,409	80,384

	$965,807	$769,318

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013, the scheduled maturities of time deposits are as follows (dollars in thousands):

2014	$278,344
2015	35,221
2016	45,480
2017	29,141
2018	27,525

$415,711

At December 31, 2013 and 2012, the Company had $103,573,000 and $29,298,000 of brokered certificates of deposit, respectively.

NOTE 6—FHLB BORROWINGS

The components of FHLB borrowings are as follows (dollars in thousands):

December 31, 2013			December 31, 2012
Maturity Date	Interest Rate	Outstanding	Maturity Date	Interest Rate	Outstanding
01/03/14	0.37%	$15,000	03/11/13	1.16%	$ 5,000
05/12/14	2.44	10,000	07/22/13	1.47	2,000
08/05/14	1.08	3,000	05/12/14	2.44	10,000
09/08/14	0.28	5,000	08/05/14	1.08	3,000
02/23/15	0.88	10,000	02/23/15	0.88	10,000
05/07/15	0.81	15,000	05/07/15	0.81	15,000
05/11/15	2.17	1,558	05/11/15	2.91	5,000
05/11/15	2.91	5,000	05/11/15	2.17	2,568
08/05/15	1.49	2,000	08/05/15	1.49	2,000
08/03/16	1.93	10,000	08/03/16	1.93	10,000
08/26/16	1.04	5,000	04/02/18	2.51	2,500
10/11/16	1.15	5,000	04/02/18	1.98	7,500
07/18/17	1.29	5,000	07/16/18	2.99	5,000
09/25/17	1.41	11,000
04/02/18	2.51	2,500			$79,568
04/02/18	1.98	7,500
07/16/18	2.99	5,000
10/23/18	1.68	10,000
11/19/18	1.68	10,000

		$137,558

Except as noted in the following sentences, each advance is payable at its maturity date, with a prepayment penalty of fixed rate advances.

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at their current market rate. The Company has the option to repay these advances, if converted, at par. The advances were collateralized by and $330,100,000 and $341,412,000 and of commercial mortgage loans, net of required over-collateralization amounts, under a blanket lien arrangement at December 31, 2013 and 2012, respectively.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—STOCKHOLDERS’ EQUITY

In September 2009, the Company completed its offering of Series A preferred stock and issued 125,000 shares of Series A preferred at $20 per share for net proceeds of $2,500,000. The Series A shares had no right to require the Company to redeem the shares. The Series A shares were entitled to receive their liquidation preference before any distribution is made on common stock. The shares were convertible after the third anniversary of issuance by the holder or the Company to that number of common shares equal to the liquidation preference divided by the then current tangible book value per common share of stock. The Series A shares voted together with the common stock and are entitled to noncumulative dividends at the Prime Rate, as reported in the Wall Street Journal, plus 1.5% reset quarterly, with a floor of 4.75%. Dividends were payable only when declared by the Board of Directors.

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

On February 11, 2013, the company completed its initial public offering and issued 1,840,000 shares of common stock at $28 per share for net proceeds, after expenses of $3.8 million, of approximately $47.7 million.

NOTE 8—STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

In 2005, the Company adopted two stock option plans that were approved by stockholders on April 29, 2005. The 2005 A Stock Option Plan provides for granting of stock options to directors and employees to purchase up to 120,000 shares. The determination of the recipients of these

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time of the grant. The fair value of stock options granted during 2012 was $4.94 on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2012: stock price volatility of 27.63%, risk free interest rate of .84%, 0% dividend rate and expected life of 5.5 years. No options were granted in 2011.

At December 31, 2013, there were 106,985 options available for grants under the plans.

A summary of the activity in the stock option plan for 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Oustanding at beginning of year	300,438	$12.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Oustanding at end of year	300,438	$12.32	$3.40	$8,202,320

Fully vested and expected to vest	300,438	$12.32	$3.40	$8,202,320

Exercisable at end of year	286,687	$12.04	$3.18	$7,911,794

As of December 31, 2013 and 2012, there was zero unrecognized compensation cost related to nonvested stock options granted under the Plan. Aggregate intrinsic value is based on $39.63, which was the closing market price of our common stock at December 31, 2013. There were no stock options granted in 2013 and 2012. There were no material expenses related to vesting of stock options in 2013 and 2012.

In conjunction with the plans above, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock granted prior to our IPO was based on the book value of stock on the date of the grant. The fair value of the stock granted after our IPO was based on the closing market price of our common stock as of the grant date. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2013 follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	10,075	$18.26
Granted	14,925	22.76
Vested	(5,725)	17.73
Forfeited	—	—

Nonvested at December 31, 2013	19,275	$21.90

As of December 31, 2013, there was $289,000 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 12.1 months. The total fair value of shares vested during year ended December 31, 2013 and 2012, was $152,000 and 42,000, respectively. There were no material expenses related to vesting of restricted stock expense in 2013 or 2012.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 7, 2013, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing July 1, 2013. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest one-third, each, on the third, fourth and fifth anniversaries of the grant date. At December 31, 2013, the specific number of shares related to performance unit awards that were expected to vest was 85,313, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 102,375.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Shares	Weighted- Average Grant-Date Fair Value
Unearned at December 31, 2012	—	$—
Awarded	85,313	32.35
Forfeited	—	—
Expired	—	—

Unearned at December 31, 2013	85,313	$32.35

The company recognized $253,000 in stock-based compensation expenses for services rendered for the year ended December 31, 2013. At December 31, 2013, compensation cost of $2,506,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 3.5 years.

NOTE 9—INCOME TAXES

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows (dollars in thousands):

	2013	2012	2011
Current expense
Federal	$7,773	$5,931	$3,224
State	1,648	1,850	968
Deferred expense (benefit)
Federal	(2,288)	(1,558)	231
State	(600)	(512)	81

	$6,533	$5,711	$4,504

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax to the income tax expense included in the statements of income for the years ended December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

	2013	2012	2011
Income before income tax expense	$16,803	$14,132	$11,170
Federal statutory rate	35%	34%	34%
Federal income tax at statutory rate	$5,881	$4,805	$3,798
State income taxes, net of federal benefit	681	883	693
Change in cash surrender value of bank-owned life insurance	67	—	—
Tax-exempt interest income, net	(6)	—	—
Non-deductible expenses and other	(90)	23	13

	$6,533	$5,711	$4,504

The components of the net deferred tax asset at the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

Deferred tax assets:
Allowance for loan losses	$6,527	$5,253
Equity based compensation	291	185
Deferred loan fees	488	171
Accrued compensation	433	—
Nonaccrual loan interest income	113	—
Unrealized loss on available for sale securities	77	—
Other	98	88

Total deferred tax assets	8,027	5,697

Deferred tax liabilities
Premises and equipment	221	802
Section 481 adjustment	169	134
Unrealized gain on securities available for sale	—	335
Other	23	112

	413	1,383

Net deferred tax asset	$7,614	$4,314

Based upon the level of historical taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. There was no amount of interest and penalties recorded in the income statement for the years ended December 31, 2013, 2012 and 2011.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2010.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2013 and 2012, were as follows (dollars in thousands):

	2013	2012
Beginning balance	$22,185	$22,984
New loans	2,560	8,162
Repayments	(1,423)	(8,961)

Ending balance	$23,322	$22,185

Deposits from principal officers, directors, and their affiliates at December 31, 2013 and 2012, were $34,620,000 and $26,475,000, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). The company also leases branch facilities from related party entities. Total expenses to these entities were $570,000, $538,000 and $436,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also utilizes an advertising and public relations agency at which one of the Company’s directors is President and CEO and a principal owner. Advertising expenses with this agency were $244,000, $526,000 and $259,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising expenses with this agency declined year over year primarily due to the Company being billed directly from third- party media vendors in 2013 that were previously billed on a pass-through basis. In addition, 2012 expenses included costs affiliated with the re-branding of the Company.

NOTE 11—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The contract or notional amount of financial instruments where contract amounts represent credit risk at December 31, 2013 and 2012, are as follows (dollars in thousands):

	2013	2012
Commitments to grant loans	$243,600	$90,858
Unused lines of credit	35,073	38,365
Standby letters of credit	2,222	1,696

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The current amount of the liability as of December 31, 2013 and 2012, for guarantees under standby letters of credit issued was not material.

NOTE 12—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted asset and of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At year-end 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions category.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual and required capital and ratios are presented below for December 31, 2013 and 2012 (dollars in thousands):

	Actual		For Capital Adequacy Requiremnts		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets:
Company	$143,912	12.91%	$89,059	8.0%	N/A	N/A
Bank	143,574	12.88	89,059	8.0	$111,323	10.0%
Tier 1 capital to risk-weighted assets:
Company	129,986	11.68	44,529	4.0	N/A	N/A
Bank	129,648	11.65	44,529	4.0	66,794	6.0
Tier 1 capital to total assets:
Company	129,986	10.74	48,429	4.0	N/A	N/A
Bank	129,648	10.71	48,429	4.0	60,537	5.0
December 31, 2012
Total capital to risk-weighted assets:
Company	$81,282	10.52%	$61,835	8.0%	N/A	N/A
Bank	81,262	10.51	61,835	8.0	$77,294	10.0%
Tier 1 capital to risk-weighted assets:
Company	71,576	9.26	30,918	4.0	N/A	N/A
Bank	71,556	9.26	30,918	4.0	46,376	6.0
Tier 1 capital to total assets:
Company	71,576	7.84	36,498	4.0	N/A	N/A
Bank	71,556	7.84	36,498	4.0	45,623	5.0

The Bank is subject to certain regulatory restrictions on the amount of dividends that it may declare to the parent corporation without regulatory approval.

NOTE 13—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of December 31, 2013 and 2012, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows (dollars in thousands):

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Securities:
U.S. Treasury securities	$1,803	$—	$—
States and political subdivisions	—	4,335	—
Asset-backed securities:
Residential mortgages	—	9,657	—
Student loans	—	4,548	—
Small business	—	1,391
Equity securities	—	5,855	—
December 31, 2012
Securities:
U.S. government sponsored agencies	$—	$1,005	$—
Asset-backed securities:
Residential mortgages	—	12,029	—
Equity securities	—	6,218	—

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans:
Commercial real estate	$—	$—	$1,828
Commercial	—	—	1,865
December 31, 2012
Impaired loans:
Commercial real estate	$—	$—	$2,354

As of December 31, 2013, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $4,725,000 with a valuation allowance of $1,032,000, resulting in an additional provision for loan losses of $794,000 for the year ended December 31, 2013.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,387,000, with a valuation allowance of $1,033,000, resulting in an additional provision for loan losses of $558,000 for the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Impaired loans:
Commercial real estate	$1,828	Sales comparison	Adjustments for differences between the comparable sales.	5%-15%	8%
		Income approach	Adjustments for differences in net operating income expectations.	4%	4%
Commercial	$1,865	Sales comparison	Adjustments for differences between the comparable sales.	39%	39%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range	Weighted Average
Commercial real estate	$2,354	Sales comparison	Adjustments for differences between the comparable sales.	10%-25%	20%
		Income approach	Adjustments for differences in net operating income expectations.	4%	4%

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value and estimated fair value of financial instruments as of December 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

2013	Carrying Value	Fair Value Measurements at December 31 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$2,907	$2,907	$—	$—
Interest bearing deposits	31,459	31,459	—	—
Securities available for sale	27,589	1,803	25,786	—
Securities held to maturity	1,027	—	1,077	—
FHLB Stock	4,744	n/a	n/a	n/a
Loans held for sale	575	—	583	—
Loans receivable, gross	1,151,904	—	—	1,151,870
Accrued interest receivable	4,102	—	99	4,003
Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$550,096	$550,096	$—	$—
Certificates of deposit	415,711	—	419,467	—
Borrowings	137,558	—	141,902	—
Accrued interest payable	2,762	—	2,762	—
2012

Financial assets:
Cash and due from banks	$3,242	$3,242	$—	$—
Interest bearing deposits	47,387	47,387	—	—
Securities available for sale	19,252	—	19,252	—
Securities held to maturity	1,985	—	2,084	—
FHLB Stock	7,622	n/a	n/a	n/a
Loans held for sale	405	—	414	—
Loans receivable, gross	849,269	—	—	874,438
Accrued interest receivable	3,361	—	68	3,293
Financial liabilities:
Deposits:
Demand, NOW, money market and savings	$505,264	$505,264	$—	$—
Certificates of deposit	264,054	—	277,614	—
Borrowings	79,568	—	81,703	—
Accrued interest payable	2,803	—	2,803	—

The methods and assumptions, not previously presented, used to estimate fair values for the periods ended December 31, 2013 and December 31, 2012, are described as follows:

Cash and due from banks and interest bearing deposits: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Loans: Fair value of loans, excluding loans held for sale, is estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB Stock: It is not practical to determine the fair value of FHLB Stock due to restrictions placed on its transformatility.

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

Borrowings: Borrowings consist of Federal Home Loan Bank of New York borrowings which are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate the fair value resulting in a Level 1, Level 2 or Level 3 classification.

NOTE 14—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION
December 31,

	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents	$79	$27
Other assets	259	—
Investment in banking subsidiary	129,790	72,342

Total assets	$130,128	$72,369

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$—	$7
Stockholders’ equity	130,128	72,362

Total liabilities and stockholders’ equity	$130,128	$72,369

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,

	2013	2012	2011
Equity in undistributed subsidary income	$10,270	$8,421	$6,666

Net Income	$10,270	$8,421	$6,666

Comprehensive Income	$9,656	$8,307	$6,857

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$10,270	$8,421	$6,666
Adjustments:
Equity in undistributed subsidary income	(10,270)	(8,421)	(6,666)
Change in other liabilities	(7)	(197)	33

Net cash provided by (used in) operating activities	(7)	(197)	33
Cash Flows From Investing Activities:
Investment in subsidiaries	(47,656)	(7,094)	(588)

Net cash used in investing activities	(47,656)	(7,094)	(588)
Cash Flows From Financing Activities:
Proceeds from preffered stock issuance	47,715	7,500	1,180
Preferred stock dividends	—	(354)	(600)

Net cash provided by financing activities	47,715	7,146	580

Net change in cash and cash equivalents	52	(145)	25
Beginning cash and cash equivalents	27	172	147

Ending cash and cash equivalents	$79	$27	$172

NOTE 15—EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	2013	2012	2011
Basic:
Net income available to common stockholders	$10,270	$8,067	$6,066
Weighted average common shares outstanding	4,774	2,701	2,242

Basic earnings per common share	$2.15	$2.99	$2.71

Diluted:
Net income available to common stockholders	$10,270	$8,067	$6,066
Add: Preferred dividends	—	354	600

Net Income	$10,270	$8,421	6,666
Weighted average common shares outstanding for basic earnings per common share	4,774	2,701	2,242
Add: Dilutive effects of assumed exercises of stock options and stock awards	145	83	55
Add: Dilutive effects of assumed vesting of performance units	—	413	766

Average shares and dilutive potential common shares	4,919	3,197	3,063

Diluted earnings per common share	$2.09	$2.63	$2.18

There were no stock options that resulted in anti-dilution for the periods presented.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data 2013 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$10,912	$11,352	$12,158	$12,881
Total interest expense	1,528	1,526	1,608	1,814

Net interest income	9,384	9,826	10,550	11,067
Provision for loan losses	925	950	1,300	1,400

Net interest income after provision for loan losses	8,459	8,876	9,250	9,667
Non-interest income	259	301	293	349
Non-interest expense	4,741	4,925	5,220	5,765

Income before income taxes	3,977	4,252	4,323	4,251
Income tax expense	1,641	1,755	1,736	1,401

Net income	$2,336	$2,497	$2,587	$2,850

Earnings per share:(1)
Basic	$0.58	$0.50	$0.52	$0.57

Diluted	$0.56	$0.49	$0.50	$0.55

Selected Consolidated Quarterly Financial Data 2012 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$9,304	$10,369	$10,289	$10,825
Total interest expense	1,561	1,553	1,611	1,594

Net interest income	7,743	8,816	8,678	9,231
Provision for loan losses	750	1,140	950	1,150

Net interest income after provision for loan losses	6,993	7,676	7,728	8,081
Non-interest income	245	277	294	326
Non-interest expense	4,148	4,457	4,335	4,548

Income before income taxes	3,090	3,496	3,687	3,859
Income tax expense	1,248	1,418	1,488	1,557

Net income	1,842	2,078	2,199	2,302
Dividends on preferred stock	146	206	2	—

Net income available to common stockholders	$1,696	$1,872	$2,197	$2,302

Earnings per share:(1)
Basic	$0.76	$0.83	$0.70	$0.73

Diluted	$0.62	$0.62	$0.68	$0.71

(1)	Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ EPS will not necessarily equal the full-year EPS.

ConnectOne Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUBSEQUENT EVENTS

On January 20, 2014, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Center Bancorp, Inc. (NASDAQ: “CNBC”) (“Center Bancorp”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Center Bancorp, with Center Bancorp continuing as the surviving entity (the “Merger”). The Merger Agreement also provides that, immediately following the consummation of the Merger, Union Center National Bank, a commercial bank chartered pursuant to the laws of the United States (“Union Center”) and a wholly-owned subsidiary of Center Bancorp, will merge with and into the Bank, with the Bank continuing as the surviving bank. Upon completion of the Merger, each share of common stock of the Company will be converted into and become the right to receive 2.6 shares of common stock, no par value per share, of Center Bancorp. Immediately after consummation of the transaction, the directors of the resulting corporation and the resulting bank shall consist of six individuals who previously served as Center Bancorp Directors and six Directors who previously served as Directors of the Company, each to hold office in accordance with the Amended and Restated Certificate of Incorporation and the by-laws of the surviving corporation until their respective successors are duly elected or appointed and qualified. The officers of the surviving corporation shall consist of (i) Frank S. Sorrentino III as Chairman, President and Chief Executive Officer; (ii) William S. Burns, Chief Financial Officer; and (iii) Anthony Weagley, current President and Chief Executive Officer of Center Bancorp, as Chief Operating Officer.

Completion of the Merger is subject to various conditions, including, among others, (i) approval by shareholders of Center Bancorp and the Company of the Merger Agreement and the transactions contemplated thereby, (ii) the receipt of all necessary approvals and consents of governmental entities required to consummate the transactions contemplated by the Merger Agreement, (iii) the absence of any order or proceeding which prohibits the Merger or the Bank Merger and (iv) the receipt by each of Center Bancorp and ConnectOne Bancorp of an opinion to the effect that the Merger will be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code of 1986, as amended. Each party’s obligation to consummate the Merger is also subject to certain customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects of its agreements, covenants and obligations and (iii) the delivery of certain certificates and other documents.

The Company expects the Merger to be completed in either the second or third quarter of 2014.

On January 27, 2014, a complaint was filed against the Company and the members of its Board of Directors in the Superior Court of New Jersey, BergenCounty, seeking class action status and asserting that the Company and the members of its Board had violated their duties to the Company’s shareholders in connection with the proposed merger with Center Bancorp, Inc. Subsequently, several additional complaints also seeking class action status and raising substantially the same allegations, were filed in the Superior Court of New Jersey, Bergen County. The plaintiffs propose to consolidate these cases. The litigation is in its very early stages, and the Company’s time to answer has not yet run. The Company believes these complaints are without merit, and intends to vigorously defend these complaints.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 3, 2014.

ConnectOne Bancorp, Inc.,
By: /s/ Frank Sorrentino III

Frank Sorrentino III Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 3, 2014.

Signature & Title	Date
/s/ Frank Sorrentino III

Frank Sorrentino III Chairman & Chief Executive Officer (principal executive officer)	March 3, 2014
/s/ William S. Burns

William S. Burns Executive Vice President & Chief Financial Officer (principal financial and accounting officer)	March 3, 2014
/s/ Frank Baier	March 3, 2014

Frank Baier Director
/s/ Stephen Boswell	March 3, 2014

Stephen Boswell Director
/s/ Frank Cavuoto	March 3, 2014

Frank Cavuoto Director
/s/ Dale Creamer	March 3, 2014

Dale Creamer Director
/s/ Frank Huttle III	March 3, 2014

Frank Huttle III Director
/s/ Michael Kempner	March 3, 2014

Michael Kempner Director
/s/ Joseph Parisi Jr.	March 3, 2014

Joseph Parisi Jr. Director