Form 10-K/A
period 2013-12-31
ConnectOne Bancorp, Inc.
filed 2014-04-14
CIK 1462694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 001-35812

ConnectOne Bancorp, Inc.

(Exact name of registrant as specified in its charter)

New Jersey (State of other jurisdiction of incorporation or organization)	26-1998619 (I. R. S. Employer Identification No.)
301 Sylvan Avenue, Englewood Cliffs, NJ (Address of principal executive offices)	07632 (Zip Code)

(201) 816-8900
(Registrants’ telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one) : Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

As of March 3, 2014 there were 5,106,455, shares of common stock, no par value per share outstanding.

Explanatory Note

This Amendment on Form 10-K/A is being filed because the Registrant’s originally filing on Form 10-K (i) inadvertently omitted the performance graph required by Item 5 and (ii) the certification filed as Exhibit 32 incorrectly stated the filing date of the Form 10-K. Other than correcting these two items, there have been no changes to the information filed in the original Form 10-K.

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

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on February 11, 2013, the day of the Company’s initial public offering, of: (a) the Company’s common stock; (b) the NASDAQ Index; and (c) the Keefe, Bruyette & Woods’ KBW Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	2/11/13	12/31/13
ConnectOne Bancorp	$100.00	$141.54
NASDAQ	100.00	130.85
KBW Bank Index	100.00	125.63

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit 3(i).1	Restated Certificate of Incorporation (1)
Exhibit 3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation (1)
Exhibit 3(ii)	Bylaws (1)
Exhibit 10.1	Employment Agreement of Frank Sorrento III, as amended and restated on December 19, 2013 (2)
Exhibit 10.2	Form of Change in Control Agreement for Laura Criscione and Elizabeth Magennis dated December 19, 2013 (2)
Exhibit 10.4	Employment Agreement with William S. Burns dated December 19, 2013 (2)
Exhibit 10.5	North Jersey Community Bank 2005 Stock Option Plan – A (1)
Exhibit 10.6	North Jersey Community Bank 2005 Stock Option Plan – B (1)
Exhibit 10.7	North Jersey Community Bank 2006 Equity Compensation Plan (1)
Exhibit 10.8	North Jersey Community Bank 2008 Equity Compensation Plan (1)
Exhibit 10.9	North Jersey Community Bank 2009 Equity Compensation Plan (1)
Exhibit 10.10	2012 Equity Compensation Plan (1)
Exhibit 21	Subsidiaries of the Registrant (3)
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications (3)
Exhibit 32	Section 1350 Certifications
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-185979, declared effective on February 11, 2012
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-k filed with the SEC on December 20, 2013.
(3)	Incorporated by reference from the Registrants Annual Report on Form 10-K filed with the SEC on March 3, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on April 14, 2014.

ConnectOne Bancorp, Inc.,

By: /s/ Frank Sorrentino III

Frank Sorrentino III

Chairman & Chief Executive Officer