Form 10-K/A
period 2013-12-31
ConnectOne Bancorp, Inc.
filed 2014-04-30
CIK 1462694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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
Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one) : Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

As of March 3, 2014 there were 5,121,769, shares of common stock, no par value per share outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends and restates the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 of ConnectOne Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014 (the “Annual Report”), as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2014 (“Amendment No. 1”). For purposes of this Amendment No. 2, the Annual Report, as amended by Amendment No. 1, is referred to as the “Original Filing.”

This Amendment No. 2 is being filed solely to include the information required by Item 10 — “Directors, Executive Officers and Corporate Governance”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 — “Certain Relationships and Related Transactions, and Director Independence” and Item 14 — “Principal Accounting Fees and Services” of Part III of Form 10-K. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment No. 2. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 certain currently dated certifications.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 2 does not reflect events occurring after the March 5, 2014 filing of the Company’s Annual Report or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with the Registrant’s other filings with the SEC.

i

PART I

Item 1. Business.

General

ConnectOne Bancorp, Inc. (“we”, “us” our”, the “Company” or “ConnectOne”) is a New Jersey corporation formed in 2008 to become the holding company for ConnectOne Bank (the “Bank”). Our sole activity currently is ownership and control of the Bank. The Bank operates as a locally headquartered, community- oriented bank serving customers throughout New Jersey from offices in Bergen, Hudson, and Monmouth Counties, New Jersey.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Certificate and By-Laws of ConnectOne provide that the number of Directors shall not be less than one (1) or more than twenty-five (25) and permit the exact number to be determined from time to time by the Board of Directors. ConnectOne’s Certificate of Incorporation provides for a Board of Directors divided into three classes.

The following table sets forth the names, ages, principal occupations, and business experience for all directors, as well as their prior service on the ConnectOne Board, if any. Unless otherwise indicated, principal occupations shown for each Director have extended for five or more years.

Name and Position with Company	Age	Principal Occupation for Past Five Years	Term of Office Since—Expires
Frank Sorrentino III, Chairman of the Board and CEO	52	Chairman of the Board & Chief Executive Officer of ConnectOne and ConnectOne Bank	2004–2016
Frank W. Baier, Director	48

Executive Vice President and Chief Financial Officer of Continental Grain Company, a diversified operating and investment company. Previously, from July 2011 through September 2012, Executive Vice President and Chief Financial Officer of ConnectOne and ConnectOne Bank. Chief Financial Officer of Capital Access Network, Inc from February 2009 until February 2010, and a Partner at Columbia Financial Partners LP, from May 2010 until June 2011.

			2012–2016
Stephen Boswell, Director	60	President & Chief Executive Officer of Boswell Engineering	2004–2015
Frank Cavuoto, Director	62	CPA, Frank J. Cavuoto & Co., L.L.C.	2004–2014
Dale Creamer, Director	52	Vice President, J. Fletcher Creamer & Son, Inc.	2004–2015
Frank Huttle III, Director	59	Executive Vice President and General Counsel Hudson Media Inc.; formerly Of Counsel to the firm of DeCotiis, Fitzpatrick & Cole, LLP; Mayor of Englewood, New Jersey	2004–2014
Michael Kempner, Director	56	President & Chief Executive Officer, MWW Group, Inc.	2004–2015
Joseph Parisi, Jr., Director	53	Chairman of the Board and CEO of Otterstedt Insurance Agency; Mayor, Borough of Englewood Cliffs, New Jersey	2004–2014

No Director of ConnectOne is also currently a director of a company having a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Bank Act of 1940. However, Frank Baier was a director of Doral Financial Corporation from 2007 until 2011, and Michael Kempner served as a director of Lighting Science Group Corporation from January 2010 until May 2012.

There are no arrangements or understanding between any director and ConnectOne pursuant to which such director was selected as a director.

Information About the Board of Directors

Frank Sorrentino III, Chairman of the Board and Chief Executive Officer, 52: Mr. Sorrentino was one of the founding organizers of ConnectOne Bank, has served as ConnectOne’s Chairman since its founding, and has been ConnectOne’s Chief Executive Officer since 2007 and the President of ConnectOne Bank since 2011. Prior to becoming an officer of ConnectOne and ConnectOne Bank, Mr. Sorrentino was a builder and construction manager in Bergen County. Through his business contacts in ConnectOne’s market, Mr. Sorrentino has been able to bring customers and investors to ConnectOne, and his real estate experience in ConnectOne’s market is of great value to the Board. In addition, as ConnectOne’s senior operating officer, his insight on ConnectOne’s operations is invaluable to the ConnectOne Board.

Stephen Boswell, Lead Independent Director, 60: Mr. Boswell was a founding organizer of ConnectOne Bank. His firm, Boswell Engineering, Inc., for which he has served as President and Chief Executive Officer since 1990, is involved in many projects in ConnectOne’s market. Through his business activities, Mr. Boswell has a strong sense of business conditions in ConnectOne’s market that is invaluable to the ConnectOne Board.

Frank Baier, Director, 48: Prior to joining the ConnectOne Board in October of 2012, Mr. Baier served as ConnectOne’s Executive Vice President and Chief Financial Officer from July 2011 through September 2012. He currently serves as Executive Vice President and Chief Financial Officer of Continental Grain Company, a diversified operating and investment company. Mr. Baier has an extensive background in finance, including service as Executive Vice President and Chief Financial Officer of Independence Community Bank Corp. from June 2001 until September 2005, Chief Financial Officer and Chief Accounting Officer of Securities Industry and Financial Markets Association from June until September of 2008, Special Advisor to Washington Mutual from September 2008 until October 2008, Chief Financial Officer of Capital Access Network, Inc from February 2009 until February 2010, and a Partner at Columbia Financial Partners LP, from May 2010 until June 2011. Mr. Baier also currently serves as a Board Member of the Summit Police Athletic League. Mr. Baier’s extensive background and understanding of finance proves invaluable to the ConnectOne Board.

Frank Cavuoto, Director, 62: Mr. Cavuoto was a founding organizer of ConnectOne Bank. He has been a certified public accountant for over 30 years and has owned Frank J. Cavuoto & Co since 2003. His accounting experience and his leadership of the Audit Committee are invaluable to the ConnectOne Board.

Dale Creamer, Director, 52: Mr. Creamer was a founding organizer of ConnectOne Bank. Mr. Creamer has served as Vice President of J. Fletcher Creamer & Son, Inc., a construction company, for more than ten years. As a leading businessman in the Bergen County area, Mr. Creamer brings valuable insight into the market conditions of the surrounding communities.

Frank Huttle III, Director, 59: Mr. Huttle was a founding organizer of ConnectOne Bank. He has over 30 years of experience in the insurance, mortgage banking and real estate industries, formerly as a practicing attorney and partner at DeCotiis, Fitzpatrick and Cole, prior to taking his current position, and as a certified public accountant and Partner at Touche Ross & Co. Mr. Huttle has served as Executive Vice President and General Counsel to Hudson Media, Inc., a diversified magazine service and holding company, since February, 2010. His experience as a transactional attorney and as a businessman in ConnectOne’s market allows him to provide unique insight to the Board on a variety of matters, including current business conditions impacting ConnectOne’s customers. Mr. Huttle also currently serves as the mayor of the Borough of Englewood, New Jersey.

Michael Kempner, Director, 56: Mr. Kempner was a founding organizer of ConnectOne Bank. He has over 30 years of public relations and media experience and has served as President and Chief Executive Officer for MWW Group, Inc since 1985. His experience as the head of a locally based media company has proved invaluable to the ConnectOne Board

Joseph Parisi, Jr., Director, 53: Mr. Parisi was a founding organizer of ConnectOne Bank. Mr. Parisi has served as President and Chief Executive Officer of Otterstedt Insurance Agency since 1979, as well as Mayor for the Borough of Englewood Cliffs, New Jersey since November 2005. His experience both in the insurance industry and as the Mayor of a town in ConnectOne’s market allow him to provide valuable insight to the ConnectOne Board on conditions affecting ConnectOne’s customers.

Diversity Statement

Although ConnectOne has not adopted a formal policy on diversity, the ConnectOne Board considers diversity when selecting candidates for board service. When the ConnectOne Board determines there is a need to fill a director position, ConnectOne begins to identify qualified individuals for consideration. ConnectOne seeks individuals that possess skill sets that a prospective director will be required to draw upon in order to contribute to the Board, including professional experience, education, and local knowledge. While education and skills are important factors, ConnectOne also considers how candidates will contribute to the overall balance of the Board, so that ConnectOne will benefit from directors with different perspectives, varying view points and wide-ranging backgrounds and experiences. ConnectOne views and defines diversity in its broadest sense, which includes gender, ethnicity, education, experience and leadership qualities.

Information about Certain Executive Officers

William S. Burns, Executive Vice President and Chief Financial Officer, 54: Prior to joining us in October of 2012, Mr. Burns was the Chief Financial Officer of Somerset Hills Bancorp, a bank holding company located in New Jersey, from April 2009 through September, 2012 and of The Trust Company of New Jersey, a commercial banking institution which was acquired by North Fork Bancorporation. Mr. Burns has over thirty years of experience in the financial services industry including senior positions at The Dime Savings Bank of New York, Summit Bank, The Bank of New York and Ten Rock Capital Fund, L.P. (from 2005 – 2009). Mr. Burns received an M.B.A. from the Stern School of Business at New York University and a B.S., cum laude, from Syracuse University.

Elizabeth Magennis, Executive Vice President and Chief Lending Officer, 45: Ms. Magennis began her career with us in 2006 as a Commercial Loan Officer and was promoted to Chief Lending Officer in 2007. Previously, she was a Vice President and Commercial Loan Officer at Bergen Commercial Bank and an SBA Lender/Underwriter at Sovereign Bank. She has over 24 years of banking experience and graduated from Ramapo College with a B.S. in Psychology and St. John’s University with an A.S. in Business Administration.

Board of Directors; Independence; Committees

Meetings of the ConnectOne Board of Directors are held ten times annually and as needed. The ConnectOne Board of Directors held thirteen meetings in the year ended December 31, 2013. ConnectOne’s policy is that all Directors make every effort to attend each meeting. For the year ended December 31, 2013, each of ConnectOne’s Directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and Board committees on which the respective Directors served.

A majority of the ConnectOne Board consists of individuals who are “independent” under the Nasdaq listing standards. In making this determination with regard to Board member Michael Kempner, the ConnectOne Board considered the fact that ConnectOne and ConnectOne Bank have used Mr. Kempner’s firm, MWW Group, to provide advertising and public relations assistance and advice. The ConnectOne Board considered, among other factors, the fees paid to MWW Group as a percentage of the firm’s total revenue (less than 1%) and Mr. Kempner’s personal income and determined that the engagement of MWW Group did not interfere with Mr. Kempner’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the ConnectOne Board has considered the fact that several directors, including Messrs. Boswell, Creamer, Cavuoto, Huttle, Kempner and Parisi, each own a direct or indirect interest in a limited liability company which acts as a landlord for two of ConnectOne Bank’s branches. The ConnectOne Board has concluded that based on each director’s respective interest in the rental payments compared to their overall net worth and cash, membership in such limited liability company does not interfere with their exercise of independent judgment in carrying out the responsibilities of a director. Mr. Sorrentino, who serves as the Chairman and Chief Executive Officer of ConnectOne and ConnectOne Bank is not independent, nor is Mr. Baier, since he recently served as the Chief Financial Officer of ConnectOne and ConnectOne Bank. Shareholders wishing to communicate directly with the independent members of the ConnectOne Board of Directors may send correspondence to ConnectOne Bancorp, Inc., attn.: Stephen Boswell, Lead Independent Director, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Conduct governing ConnectOne’s Chief Executive Officer and senior financial officers, as required by the Sarbanes-Oxley Act and SEC regulations, as well as the ConnectOne Board of Directors and other senior members of management. ConnectOne’s Code of Conduct governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. ConnectOne’s Code of Conduct is available on ConnectOne’s website at www.cnob.com.

Committees

Committees of ConnectOne’s Board of Directors

Audit Committee. ConnectOne maintains an Audit Committee. The Audit Committee is responsible for the selection of the independent registered public accounting firm for the annual audit and to establish, and oversee the adherence to, a system of internal controls. The Audit Committee reviews and accepts the reports of ConnectOne’s independent auditors and regulatory examiners. The Audit Committee arranges for an annual audit through ConnectOne’s registered independent public accounting firm, evaluates and implements the recommendations of the auditors as well as interim audits performed by ConnectOne’s outsourced internal auditors, receives all reports of examination by bank regulatory agencies, analyzes such regulatory reports, and reports to the ConnectOne Board the results of its analysis of the regulatory reports. The Audit Committee met four times during 2013. The ConnectOne Board of Directors has adopted a written charter for the Audit Committee which is available on ConnectOne’s website at www.cnob.com. The Audit Committee currently consists of Frank Cavuoto (Chair), Stephen Boswell and Frank Huttle, all of whom are “independent” under the Nasdaq listing standards and meet the independence standards of the Sarbanes-Oxley Act for service on an audit committee. Although Mr. Cavuoto is a certified public accountant and has extensive experience in financial matters, it has not been determined by the ConnectOne Board that he is a “financial expert”, as such term is defined by SEC regulations. ConnectOne’s Board believes that the interests of ConnectOne’s shareholders are adequately served by the current Audit Committee members collectively, but intends to continue to evaluate whether such an expert would be necessary or advisable.

Audit Committee Report

The Audit Committee meets periodically to consider the adequacy of ConnectOne’s financial controls and the objectivity of its financial reporting. The Audit Committee meets with ConnectOne’s independent auditors and ConnectOne’s internal auditors, all of whom have unrestricted access to the Audit Committee.

In connection with this year’s financial statements, the Audit Committee has reviewed and discussed ConnectOne’s audited financial statements with ConnectOne’s officers and Crowe Horwath LLP, our independent auditors. We have discussed with Crowe Horwath LLP, the matters required to be discussed by Statement on Audit Standards No. 16, (“Communication with Audit Committees”). We also have received the written disclosures and letters from Crowe Horwath LLP required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), and have discussed with representatives of Crowe Horwath LLP their independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in ConnectOne’s Annual Report on Form 10-K for the fiscal year 2013 for filing with the U.S. Securities and Exchange Commission.

Frank Cavuoto, Chairman
Stephen Boswell
Frank Huttle

Compensation Committee. The Compensation Committee during 2013 consisted of directors Stephen Boswell (Chair), Steven Goldman and Joseph Parisi. Each member of the Compensation Committee serving during 2013 was independent, as such term is defined in the Nasdaq listing standards. The purpose of the Compensation Committee is to review senior management’s performance and determine compensation, and review and set guidelines for compensation of all employees. The Compensation Committee does not delegate its authority regarding compensation. Mr. Sorrentino, ConnectOne’s Chairman and Chief Executive Officer, provides input to the Committee regarding the compensation of ConnectOne’s executive officers. In 2013, the Compensation Committee met twice. ConnectOne’s Board of Directors has adopted a written charter for the Compensation Committee which is available on ConnectOne’s website at www.cnob.com.

In 2013, the Compensation Committee engaged Pearl Meyer & Partners to perform:

1.

An Executive Total Compensation Review to provide an understanding of the competitiveness of ConnectOne’s compensation levels for executives relative to the market and to develop an appropriate total pay structure and programs going forward; and

2.

A Board of Directors Compensation Review to assess ConnectOne’s current board pay practices relative to market and best practices, and to recommend specific compensation program changes as appropriate (e.g. mix, cash vs. equity, retainer vs. meeting fee) relative to market practice and emerging trends.

Pearl Meyer & Partners is independent of ConnectOne’s management, reports directly to the Compensation Committee, and has no economic relationship with ConnectOne other than its role as advisor to the Compensation Committee.

Nominating and Corporate Governance Committee. ConnectOne’s Nominating and Corporate Governance Committee is comprised of Michael Kempner (Chair), Frank Huttle and Dale Creamer. Each member of the Nominating and Corporate Governance Committee is independent as such term is defined in the Nasdaq listing standards. The Nominating and Corporate Governance Committee met one time during 2013. The Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee which is available on ConnectOne’s website at www.cnob.com.

The purpose of the Nominating and Corporate Governance Committee is to assess Board composition, size, additional skills and talents needed, and then identify and evaluate candidates and make recommendations to the ConnectOne Board regarding those assessments and/or candidates. The Committee recommends to the ConnectOne Board the nominees for election as directors, and considers performance of incumbent directors to determine whether to nominate them for re-election. The Nominating and Corporate Governance Committee will consider qualified nominees for director recommended by shareholders. All shareholder recommendations are evaluated on the same basis as any recommendation from members of the Board or management of the Company. Recommendations should be sent to Michael Kempner, c/o ConnectOne Bank, 301 Sylvan Avenue, Englewood Cliffs, NJ 07632. Nominees should have a minimum of an undergraduate degree, have experience in a senior executive position in a corporate or equivalent organization, have experience in at least one facet of ConnectOne’s business or its major functions, be active in the communities in which ConnectOne conducts business and be able to positively represent ConnecOne to its customers and potential customers.

The Nominating and Corporate Goverance Committee met one time during 2013.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee “interlocks,” which generally means that no executive officer of ConnectOne or ConnectOne Bank served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a director or member of the Compensation Committee.

Board Leadership; Lead Independent Director

The ConnectOne Board of Directors has appointed Mr. Sorrentino as both Chief Executive Officer and Chairman of the Board. The ConnectOne Board believes that the combination of these two roles provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy, and is important in unifying ConnectOne’s strategy behind a single vision. ConnectOne’s Board has also appointed Mr. Stephen Boswell, an independent director, to serve as Lead Independent Director of the ConnectOne Board. As Lead Independent Director, Mr. Boswell presides over all ConnectOne Board meetings when the Chairman is not present, and presides over meetings of the non-management directors held in executive session. The Lead Independent Director has the responsibility of meeting and consulting with the Chairman and Chief Executive Officer on ConnectOne Board and committee meeting agendas, acting as a liaison between management and the non-management directors, including maintaining frequent contact with the Chairman and Chief Executive and advising him on the efficiency of the ConnectOne Board meetings, and facilitating teamwork and communication between the non-management directors and management.

Risk Oversight

Risk is an inherent part of the business of banking. Risks faced by ConnectOne Bank include credit risk relating to its loans and interest rate risk related to its entire balance sheet. The ConnectOne Board of Directors oversees these risks through the adoption of policies and by delegating oversight to certain committees, including the Audit Committee and the Loan and Asset/Liability Committees of ConnectOne Bank. These committees exercise oversight by establishing a corporate environment that promotes timely and effective disclosure, fiscal accountability and compliance with all applicable laws and regulations.

Section 16(a) Beneficial Ownership Reports Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ConnectOne’s officers and directors, and persons who own more than ten percent of a registered class of ConnectOne’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish ConnectOne with copies of all Section 16(a) forms they file. ConnectOne believes that all persons associated with ConnectOne and subject to Section 16(a) have made all required filings on a timely basis for the fiscal year ended December 31, 2013.

Item 11. Executive Compensation.

The following table sets forth for the prior three years the compensation paid to ConnectOne’s Chief Executive Officer and ConnectOne’s two other most highly compensated executive officers earning in excess of $100,000 (the “named executive officers”) for the fiscal year ended December 31, 2013.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)(2)	Option awards ($)(3)	All other compensation ($)	Total ($)
Frank Sorrentino III,	2013	$475,000		$205,000	$205,000	—	$17,622(1)	$902,622
Chairman and Chief	2012	$410,000		$185,000	$92,500	$92,500	$15,993(1)	$795,993
Executive Officer	2011	$370,000		$164,062	$72,187	—	$15,000(1)	$621,249
William S. Burns,	2013	$240,000		$40,000	$15,000	—	$10,325	$305,325
Chief Financial Officer	2012	$60,000	(4)	—	$37,057	—	$2,271	$99,328
Elizabeth Magennis,	2013	$217,000		$55,200	$55,200	—	$9,516	$336,916
Chief Lending Officer	2012	$184,000		$42,000	$14,000	$14,000	$9,158	$263,158
	2011	$175,000		$33,060	$6,090	—	—	$214,150

(1)	Represents a car allowance.

(2)	Awards of restricted stock were valued at the book value as of grant date, which was deemed to be fair value.

(3)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718.

(4)	Mr. Burns joined ConnectOne in October, 2012 at an initial annual salary of $240,000.

Employment Agreements

ConnectOne and ConnectOne Bank are parties to employment agreements with Messrs Frank S. Sorrentino, III, their Chief Executive Officer, and Mr. William S. Burns, their Chief Financial Officer.

The employment agreement with Mr. Sorrentino has an initial three-year term, and will automatically renew for one additional year unless any party provides written notice of its intention not to renew. Under the agreement, Mr. Sorrentino will receive an annual base salary of $475,000, subject to increase as determined by the Board. He will also be eligible to participate in ConnectOne’s incentive plans and other benefit plans for executive officers. Under the agreement, ConnectOne or ConnectOne Bank will reimburse Mr. Sorrentino for his reasonable business expenses, and provide him with a $1,250 monthly car allowance. In the event that Mr. Sorrentino’s employment is terminated without cause, he is entitled to receive a lump sum payment equal to the sum of (i) his then current base salary for the remaining term of the agreement, but no less than an amount equal to one year of base salary and (ii) the greater of the highest bonus paid to him over the prior 36 months, or the amount accrued for his bonus in the year of termination. In the event of a merger, acquisition or change-in-control transaction after which Mr. Sorrentino does not continue employment at the resulting entity in substantially the same position, under substantially the same terms and conditions under which he was employed prior to the change in control, he will receive a severance payment equal to the sum of (i) the highest annual base salary paid to him over the prior 36 month period, and (ii) the greater of the highest bonus paid to him over the prior 36 months, or the amount accrued for his bonus in the year of termination, multiplied by two plus one twelfth for each year of service completed by Mr. Sorrentino after the effective date of his agreement, December 19, 2013. The severance benefits are subject to reduction in the event the benefits would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended. Had a change in control occurred as of December 31, 2013, Mr. Sorrentino would have been entitled to receive severance benefits of approximately $1,472,500.

The employment agreement with Mr. Burns has an initial two-year term, and will automatically renew for one additional year unless either party provides written notice of its intention not to renew. Under the agreement, Mr. Burns will receive an annual base salary of $240,000, subject to increase as determined by the Board. He will also be eligible to participate in ConnectOne’s bonus plan for executive officers. Mr. Burns is also entitled to participate in all benefit programs of ConnectOne and ConnectOne Bank. Under the agreement, ConnectOne or ConnectOne Bank will reimburse Mr. Burns for his reasonable business expenses, and provide him with a $750 monthly car allowance. In the event that Mr. Burns’s employment is terminated without cause, he is entitled to receive the sum of (i) his then current annual Base Salary for the remainder of the Term (assuming there is no extension of the Term), but no less than one year of his then current Base Salary, and (ii) the highest cash bonus paid to Mr. Burns over the prior twenty four (24) month period, or the amount accrued during the current year for Mr. Burns’ cash bonus for that year, whichever is higher. In the event a merger, acquisition or change-of-control transaction after which Mr. Burns does not continue employment at the resulting entity, he will receive a severance payment equal to the sum of (i) his highest annual Base Salary over the prior twenty four (24) month period plus (ii) the highest cash bonus paid to him over the prior twenty four (24) month period, or the amount accrued during the current year for his cash bonus for that year, whichever is higher, times two. The severance benefits are subject to reduction in the event the benefits would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended. Had a change in control occurred as of December 31, 2013, he would have been entitled to receive severance benefits of approximately $696,000.

Agreements upon Change in Control

Ms. Magennis has entered into a change of control agreement with ConnectOne. Under this agreement, in the event of a reorganization, merger, consolidation or sale of all or substantially all of the assets of ConnectOne, or any similar transaction which results in our shareholders holding less than a majority of the voting power of the resulting entity, Ms. Magennis is to be employed by our successor for a period of twelve (12) months following the change in control. In the event she is terminated without cause, or if she resigns for certain reasons provided for in the agreement, she is entitled to the sum of (i) the highest annual salary assigned to her by ConnectOne Bank’s Board or a duly assigned committee thereof during the twenty four months prior to the Consummation Date (as defined below) plus (ii) the highest annual bonus paid to or accrued for her over the twenty four months prior to the Consummation Date. Had a change in control occurred as of December 31, 2013, Ms. Magennis would have been entitled to severance benefits of $311,750 (including the value of benefits to be paid).

The following table sets forth the stock option awards and restricted stock awards at December 31, 2013 for each of ConnectOne’s named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option awards(1)				Stock awards(1)
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	($)		(#)	(S)	(#)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Frank Sorrentino III	30,000		$10.00	6/21/2015	11,415	$452,376	41,250	$1,634,738
	4,098		16.00	11/11/2016
	10,000		16.00	1/11/2018
	4,181		16.00	1/21/2018
	4,508		16.00	11/11/2018
	19,975		16.00	11/26/2018
	4,495		16.00	1/9/2019
	5,000		16.00	2/25/2019
	8863	4,432	18.18	1/24/2022
William S. Burns	—		—	—	1,492 (2)	$59,178	20,625	$817,369
Elizabeth Magennis	2,000		16.00	11/11/2016	2,784	$110,330	13,500	$535,005
	963		12.00	1/9/2019
	1322	662	18.18	1/24/2022

(1)

All option and stock awards (other than 830 restricted shares granted to Mr. Burns referenced in footnote 3) were granted subject to a three-year vesting requirement, with one-third of the award vesting on the first anniversary of the date of grant, one-third of the award vesting on the second anniversary of the date of grant, and the final third vesting on the third anniversary of the date of grant.

(2)	415 shares vest on the first anniversary of the date of grant, and an additional 415 shares vest on the second anniversary of the date of grant.

Director Compensation

The following table summarizes ConnectOne’s director compensation for the year ended December 31, 2013:

Name	Fees earned or paid in cash(2) ($)	Option Awards ($)	Restricted Stock awards ($)	Total ($)
Frank Sorrentino III(1)	—	—	—	—
Frank Baier	28,000	—	—	28,000
Stephen Boswell	25,900	—	—	25,900
Frank Cavuoto	25,395	—	—	25,395
Dale Creamer	24,600	—	—	24,600
Frank Huttle III	19,550	—	—	19,550
Michael Kempner	23,275	—	—	23,275
Joseph Parisi, Jr.	21,250	—	—	21,250

(1)

Mr. Sorrentino serves as an executive officer of ConnectOne, and is compensated as an employee of ConnectOne. He does not receive any additional compensation for serving on the Board of Directors. At December 31, 2013, Mr. Sorrentino held options to purchase 97,138 shares of ConnectOne common stock.

(2)

In addition to annual retainer and chairmanship fees, we pay the non-employee members of ConnectOne’s Board a fee of $1,000 per Board meeting attended and $850 per ConnectOne Bank Board Committee meeting attended. On January 7, 2014 each director except for Mr. Sorrentino was granted 458 restricted shares of ConnectOne common stock, subject to forfeiture until January 7, 2015.

See the information set forth in Item 10 regarding Compensation Committee Interlocks and Insider Participation required by Item 407(e)(4) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2014 regarding the number of equity securities beneficially owned by all ConnectOne Directors, executive officers described in the compensation table, and by all ConnectOne Directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the ConnectOne Director or executive officer can vest title in himself at once or within sixty days. Beneficially owned shares also include shares over which the named person has sole or shared voting or investment power, shares owned by corporations controlled by the named person, and shares owned by a partnership in which the named person is a partner.

Name	Common Stock	Percentage of Common Stock Beneficially Owned
Directors
Frank Sorrentino III	242,098(1)	4.72%
Frank Baier	22,178(2)	0.44%
Stephen Boswell	110,647(3)	2.18%
Frank Cavuoto	84,045(4)	1.66%
Dale Creamer	114,994(5)	2.27%
Frank Huttle III	94,364(6)	1.86%
Michael Kempner	155,102(7)	3.06%
Joseph Parisi, Jr.	97,611(8)	1.93%
Executive Officers Who Are Not Directors
William S. Burns	6,644(9)	0.13%
Elizabeth Magennis	10,689(10)	0.21%

As a Group (12 persons)	938,372	17.69%

(1)

Includes (i) 12,500 shares held in the name of Citigroup Global Markets f/b/o Frank Sorrentino III, IRA, (ii) 53,241 shares held in street name at Citigroup Global Markets, (iii) 2,011 shares held in trust for Mr. Sorrentino’s children, (iv) 97,138 shares purchaseable upon the exercise of stock options and (v) 15,719 shares of restricted stock subject to forfeiture.

(2)	Includes 458 shares of restricted stock subject to forfeiture.

(3)	Includes (i) 28,682 shares purchasable upon the exercise of stock options and (ii) 458 shares of restricted stock subject to forfeiture.

(4)

Includes (i) 3,725 shares held in the name of Citigroup Global Markets f/b/o Frank Cavuoto, IRA, (ii) 1,500 shares held in the name of Citigroup Global Markets f/b/o Patricia Cavuoto, IRA, (iii) 31,760 shares held in the name of Mr. Cavuoto’s spouse, (iv) 25,859 shares purchasable upon the exercise of stock options and (v) 458 shares of restricted stock subject to forfeiture.

(5)

Includes (i) 4,375 shares held in the name of Mr. Creamer’s wife, (ii) 18,750 shares held by Mr. Creamer as custodian for his children, (iii) 6,250 shares held in the name of River Cousins, of which Mr. Creamer’s children are part owners, (iv) 29,531 shares purchasable upon the exercise of stock options and (v) 458 shares of restricted stock subject to forfeiture.

(6)

Includes (i) 14,487 shares held in the name of Citigroup Global Markets f/b/o Frank Huttle III, IRA, (ii) 3,375 shares held by Mr. Huttle and his wife in a joint tenancy, (iii) 2,500 shares held as trustee of the Francesca Huttle 2004 Family Trust, (iv) 2,500 shares held as trustee of the Alexandra Huttle 2004 Family Trust, (v) 5,031 shares held in the name of Mr. Huttle’s spouse, (vi) 2,500 shares held by an LLC in which spouse is a member, (vii) 25,507 shares purchasable upon the exercise of stock options and (viii) 458 shares of restricted stock subject to forfeiture.

(7)	Includes (i) 29,531 shares purchasable upon the exercise of stock options and (ii) 458 shares of restricted stock subject to forfeiture.

(8)

Includes (i) 3,333 shares held in the name of Hudson Real Estate Holding, LLC, of which Mr. Parisi is managing director and owner of one-third, (ii) 11,296 shares held in the name of Otterstedt Insurance Agency, of which Mr. Parisi is part owner, (iii) 2,323 shares held by Mr Parisi as custodian for his children, (iv) 31,508 shares held at Bear Stearns Security Corp (v) 27,326 shares purchasable upon the exercise of stock options and (vi) 458 shares of restricted stock subject to forfeiture.

(9)	Includes 3,810 shares of restricted stock subject to forfeiture.

(10)	Includes (i) 4,947 shares purchasable upon the exercise of stock options and (ii) 4,682 shares of restricted stock subject to forfeiture.

There are no shareholders known to ConnectOne who beneficially own five (5%) percent or greater of ConnectOne’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

ConnectOne Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of ConnectOne Bank’s business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with ConnectOne and do not involve more than the normal risk of collectability or present other unfavorable features.

ConnectOne utilizes the MWW Group to provide advertising and public relations assistance and advice. Michael Kempner, one of our directors, is the President and CEO of the MWW Group, Inc.. During 2013, 2012 and 2011, we paid the MWW Group a total of $244,000, $526,000 and $254,000, respectively, for its services, including advertising, public relations assistance and related advice. We believe the fees charged ConnectOne Bank by the MWW Group are at least as favorable to ConnectOne Bank as ConnectOne could receive from an unaffiliated third party. ConnectOne has continued to use the services of the MWW Group during 2014.

Members of ConnectOne’s Board of Directors, including ConnectOne’s Chairman and CEO Frank Sorrentino and Messrs. Boswell, Cavuoto, Creamer, Huttle, Kempner and Parisi, are, either directly or through their interests in family limited liability companies, members of a limited liability company that is the sole member of two other limited liability companies which each own one of ConnectOne’s branches, which are leased to ConnectOne Bank. ConnectOne’s Board members collectively own 52.4% of the membership interests in this limited liability company. Each of Messrs. Sorrentino, Huttle III, Parisi Jr., and Kempner owns an 11.1% interest in the limited liability company. No director is the managing member or a manager or officer of any of the limited liability companies which serve as the landlords or the parent limited liability company.

The lease for ConnectOne’s Cresskill branch has an initial term ending on June 30, 2026. ConnectOne Bank has the option to extend the lease term for up to three additional five-year periods, or a total of fifteen additional years. The initial rent for the branch was $157,795 per year, and the rent will increase annually by the greater of 2.50% or the rate of increase of the consumer price index for the greater New York metropolitan area. In 2016, the rent will be reset to the greater of the prior year’s rent, or the “market rent” as defined under the lease, and will thereafter increase annually by the greater of 2.50% or the rate of increase of the consumer price index for the greater New York metropolitan area. During any option period, the rent will be reset to the greater of the prior year’s rent or the “market rent”, as defined in the lease, and will then increase annually by the greater of 2.50% or the rate of increase of the consumer price index for the greater New York metropolitan area. For 2013, 2012 and 2011, ConnectOne Bank paid total rent of $189,000, $184,510 and $180,529, respectively, for the Cresskill branch.

The lease for ConnectOne Bank’s John Street, Hackensack branch has a term ending on December 31, 2016. ConnectOne Bank has the option to extend the lease term for up to three additional five-year periods, or a total of fifteen additional years. The initial rent for the branch was $148,000 per year, and the rent will increase annually by the greater of 2.50% or the rate of increase of the consumer price index for the greater New York metropolitan area. During any option period, the rent will be reset to the greater of the prior year’s rent or the “market rent”, as defined in the lease, and will then increase annually by the greater of 2.50% or the rate of increase of the consumer price index for the greater New York metropolitan area. For 2013, 2012 and 2011, ConnectOne Bank paid total rent of $200,000, $192,018 and $188,189, respectively, for the John Street, Hackensack branch.

Because of the interests of Board members in these leases, the ConnectOne Board determined that the rent should be set at “fair market rent.” Under regulations of the New Jersey Department of Banking and Insurance, any real estate transaction with members of a bank’s board of directors must be subject to an appraisal by an independent appraisal firm, which must opine that the terms of the transaction are arm’s length terms and as beneficial to ConnectOne Bank as it could obtain from a third party. ConnectOne Bank therefore retained an independent appraisal firm to review the properties and determine the fair market rent, and this rent was used for the leases. These leases were then submitted to and approved by the New Jersey Department of Banking and Insurance. Based upon appraisals ConnectOne obtained prior to entering into each lease, ConnectOne believes the lease terms are as fair to ConnectOne Bank as it would have received from an unaffiliated third party.

See the information set forth in Item 10 regarding director independence required by item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Firm Fees

Aggregate fees billed to ConnectOne for the fiscal years ended December 31, 2013 and 2012 by ConnectOne’s principal accounting firm, Crowe, Horwath LLP, are shown in the following table.

	Fiscal Year Ended December 31
	2013	2012
Audit Fees	$160,000	$125,000
Audit-Related Fees(1)	58,500	205,500
Tax Fees(2)	121,309	18,550

Total Fees	$339,809	$349,050

(1)

Audit-related fees of $205,500 in the fiscal year ended December 31, 2012 was for work performed in conjunction with ConnectOne’s 2013 initial public offering. Audit-related fees for the fiscal year ended December 31, 2013 were $55,500 to complete ConnectOne’s initial public offering and $3,000 relating to ConnectOne’s filing of a registration statement on Form S-8.

(2)	Consists of tax filing and tax related compliance and other advisory services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Englewood Cliffs, State of New Jersey, on April 30, 2014.

ConnectOne Bancorp, Inc.,
By: /s/ Frank Sorrentino III
 Frank Sorrentino III
 Chairman & Chief Executive Officer