Form 10-Q
period 2014-03-31
ConnectOne Bancorp, Inc.
filed 2014-05-12
CIK 1462694

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

As of May 12, 2014 there were 5,122,047 shares of common stock, no par value, outstanding.

ConnectOne Bancorp, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ConnectOne Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and due from banks	$3,005	$2,907
Interest-bearing deposits with banks	42,325	31,459
Cash and cash equivalents	45,330	34,366

Securities available for sale	27,199	27,589
Securities held to maturity, fair value of $943 at 2014 and $1,077 at 2013	898	1,027
Loans held for sale	792	575

Loans receivable	1,245,363	1,151,904
Less: Allowance for loan losses	(17,035)	(15,979)
Net loans receivable	1,228,328	1,135,925

Investment in restricted stock, at cost	9,411	7,622
Bank premises and equipment, net	7,385	7,526
Accrued interest receivable	4,235	4,102
Other real estate owned	870	1,303
Goodwill	260	260
Bank-owned life insurance	15,334	15,191
Deferred taxes	7,539	7,614
Other assets	142	128
Total assets	$1,347,723	$1,243,228

(continued)

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Liabilities
Deposits
Noninterest-bearing	$236,872	$216,804
Interest-bearing	790,884	749,003
Total deposits	1,027,756	965,807
FHLB Borrowings	177,301	137,558
Accrued interest payable	2,836	2,762
Capital lease obligation	3,081	3,107
Other liabilities	3,741	3,866
Total liabilities	1,214,715	1,113,100

Commitments and Contingencies

Stockholders’ Equity
Preferred stock (Series A), no par value; $20 liquidation value; authorized 125,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Preferred stock (Series B), no par value; $20 liquidation value; authorized 875,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Preferred stock (Series C), no par value; $1,000 liquidation value; authorized 7,500 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock and surplus, no par value; authorized 10,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding 5,122,047 at March 31, 2014 and 5,106,455 at December 31, 2013	99,466	99,315
Retained earnings	33,539	30,931
Accumulated other comprehensive income/(loss)	3	(118)
Total stockholders’ equity	133,008	130,128
Total liabilities and stockholders’ equity	$1,347,723	$1,243,228

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2014	2013
Interest income
Loans receivable, including fees	$13,455	$10,696
Securities	227	195
Other interest income	22	21
Total interest income	13,704	10,912
Interest expense
Deposits	1,401	1,146
FHLB borrowings	561	334
Capital lease	47	48
Total interest expense	2,009	1,528

Net interest income	11,695	9,384
Provision for loan losses	1,300	925
Net interest income after provision for loan losses	10,395	8,459

Non-interest income
Service fees	87	100
Gains on sales of loans	41	83
Income on bank owned life insurance	144	—
Other income	77	76
Total non-interest income	349	259

Non-interest expenses
Salaries and employee benefits	3,091	2,480
Occupancy and equipment	829	729
Professional fees	378	271
Advertising and promotion	99	103
Data processing	517	447
Merger related expenses	923	—
Other expenses	835	711
Total non-interest expenses	6,672	4,741

Income before income tax expense	4,072	3,977
Income tax expense	1,464	1,641
Net income	$2,608	$2,336

Earnings per common share:
Basic	$0.52	$0.58
Diluted	0.50	0.56
Weighted average common shares outstanding:
Basic	5,035,521	4,055,908
Diluted	5,216,599	4,178,214

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$2,608	$2,336
Unrealized holding (losses)/gains on securities available for sale arising during the period	202	(122)
Tax effect	81	(49)

Other comprehensive loss	121	(73)

Comprehensive income	$2,729	$2,263

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

						Accumulated
		Preferred	Preferred	Preferred		Other
	Common Stock	Stock,	Stock,	Stock,	Retained	Comprehensive
	and Surplus	Series A	Series B	Series C	Earnings	Income	Total

Balance at January 1, 2013	$51,205	$—	$—	$—	$20,661	$496	$72,362

Net income	—	—	—	—	10,270		10,270

Other comprehensive loss, net of taxes	—	—	—	—	—	(614)	(614)

Issuance of 1,840,000 shares, net of expenses	47,715	—	—	—	—	—	47,715

Grant of 100,238 restricted stock awards and performance units	—	—	—	—	—	—	—

Equity-based compensation	395	—	—	—	—	—	395

Balance at December 31, 2013	99,315	—	—	—	30,931	(118)	130,128

Net income	—	—	—	—	2,608	—	2,608

Other comprehensive income, net of taxes	—	—	—	—	—	121	121

Grant of 15,592 restricted stock awards	—	—	—	—	—	—	—

Equity-based compensation	151	—	—	—	—	—	151

Balance at March 31, 2014 (unaudited)	$99,466	$—	$—	$—	$33,539	$3	$133,008

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$2,608	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300	925
Depreciation and amortization	305	297
Net amortization of securities discounts and premiums	4	20
Equity-based compensation	151	99
Proceeds from sale of loans	2,246	4,352
Originations of loans held for sale	(2,422)	(4,149)
Gain on sales of loans	(41)	(83)
Increase in bank-owned life insurance	(144)	—
Increase in accrued interest receivable	(133)	(157)
Increase (decrease) in accrued interest payable	74	(126)
Increase (decrease) in other liabilities	(125)	1,314
(Increase) decrease in other assets	(13)	205
Net cash provided by operating activities	3,810	5,033

Cash flows from investing activities
Net increase in loans	(93,703)	(52,978)
Maturities, calls and principal repayments of securities held to maturity and available for sale	711	1,851
Proceeds from sale of other real estate owned	433	—
Net (increase) decrease in investments in restricted stock, at cost	(1,789)	228
Purchases of bank premises and equipment	(164)	(701)
Net cash used in investing activities	(94,512)	(51,600)

Cash flows from financing activities
Net increase in deposits	61,949	29,760
Proceeds from FHLB borrowings	40,000	5,000
Repayment of FHLB borrowings	(257)	(10,162)
Net proceeds from initial public offering	—	47,715
Decrease in capital lease obligation	(26)	(18)
Net cash provided by financing activities	101,666	72,295

Net increase in cash and cash equivalents	10,964	25,728
Cash and cash equivalents - beginning	34,366	50,629
Cash and cash equivalents - ending	$45,330	$76,357

Supplementary cash flows information:
Interest paid	$1,935	$1,654
Income taxes paid	$1,275	$900

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

The Company provides financial services through its offices in Bergen, Hudson, Monmouth, and Essex counties, New Jersey. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The consolidated financial information included herein as of and for the periods ended March 31, 2014 and 2013 is unaudited. The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at March 31, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Securities available for sale:
U.S. Treasury securities	$1,937	$—	$(84)	$1,853
States and political subdivisions	4,412	2	(32)	4,382
Asset-backed securities:
Residential mortgages	9,038	333	(87)	9,284
Student loans	4,451	7	(11)	4,447
Small business loans	1,356	—	(12)	1,344
Equity securities	6,000	—	(111)	5,889
	$27,194	$342	$(337)	$27,199

December 31, 2013
Securities available for sale:
U.S. Treasury securities	$1,935	$—	$(132)	$1,803
States and political subdivisions	4,415	—	(80)	4,335
Asset-backed securities:
Residential mortgages	9,452	333	(128)	9,657
Student loans	4,568	—	(20)	4,548
Small business loans	1,414	—	(23)	1,391
Equity securities	6,000	—	(145)	5,855
	$27,784	$333	$(528)	$27,589

The amortized cost, gross unrecognized gains and losses and fair value of securities held to maturity at March 31, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2014
Securities held to maturity:
Asset-backed securities:
Residential mortgages	$898	$45	$—	$943

December 31, 2013
Securities held to maturity:
Asset-backed securities:
Residential mortgages	$1,985	$99	$—	$2,084

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

(continued)

The amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2014, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities do not have a specific maturity and are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2014
Due in one year or less	$1,001	$1,002	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,849	3,733	—	—
Due after ten years	1,499	1,500	—	—
Asset-backed securities:
Residential mortgages	9,038	9,284	898	943
Student loans	4,451	4,447	—	—
Small business loans	1,356	1,344	—	—
	$21,194	$21,310	$898	$943

There were no sales of available for sale securities for the quarters ended March 31, 2014 and 2013.

Securities with a carrying value of $204,000 and $215,000 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following table summarizes securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Securities available for sale:
U.S. Treasury securities	$1,853	$(84)	$—	$—	$1,853	$(84)
States and political subdivisions	1,880	(32)	—	—	1,880	(32)
Asset-backed securities:
Residential mortgages	2,275	(87)	—	—	2,275	(87)
Student loans	2,495	(11)	—	—	2,495	(11)
Small business loans	1,344	(12)	—	—	1,344	(12)
Equity securities	5,889	(111)	—	—	5,889	(111)
	$15,736	$(337)	$—	$—	$15,736	$(337)

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

(continued)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Securities available for sale:
U. S. Treasury securities	$1,803	$(132)	$—	$—	$1,803	$(132)
States and political subdivisions	3,412	(80)	—	—	3,412	(80)
Asset-backed securities:
Residential mortgages	4,284	(128)	—	—	4,284	(128)
Student loans	4,548	(20)	—	—	4,548	(20)
Small business loans	1,391	(23)	—	—	1,391	(23)
Equity securities	5,855	(145)	—	—	5,855	(145)
	$21,293	$(528)	$—	$—	$21,293	$(528)

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

NOTE 3 – LOANS RECEIVABLE

The composition of loans receivable (which excludes loans held for sale) at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Commercial	$223,324	$203,690
Commercial real estate	835,169	769,121
Commercial construction	69,420	59,877
Residential real estate	83,243	85,568
Home equity	32,665	32,504
Consumer	2,348	2,340
Gross loans	1,246,169	1,153,100
Unearned net origination fees and costs	(806)	(1,196)
Loans receivable	1,245,363	1,151,904
Less: Allowance for loan losses	(17,035)	(15,979)
Net loans receivable	$1,228,328	$1,135,925

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,456	$80	$—	$—	$—	$—	$—	$1,536
Collectively evaluated for impairment	3,267	9,259	740	1,217	701	52	263	15,499

Total	$4,723	$9,339	$740	$1,217	$701	$52	$263	$17,035

Gross loans:
Individually evaluated for impairment	$5,743	$6,106	$—	$2,784	$765	$—	$—	$15,398
Collectively evaluated for impairment	217,581	829,063	69,420	80,459	31,900	2,348	—	1,230,771

Total	$223,324	$835,169	$69,420	$83,243	$32,665	$2,348	$—	$1,246,169

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,440	$122	$—	$—	$—	$—	$—	$1,562
Collectively evaluated for impairment	2,998	8,622	639	1,248	698	52	160	14,417

Total	$4,438	$8,744	$639	$1,248	$698	$52	$160	$15,979

Gross loans:
Individually evaluated for impairment	$5,813	$6,137	$—	$3,029	$767	$—	$—	$15,746
Collectively evaluated for impairment	197,877	762,984	59,877	82,539	31,737	2,340	—	1,137,354

Total	$203,690	$769,121	$59,877	$85,568	$32,504	$2,340	$—	$1,153,100

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

(continued)

The following tables present information related to impaired loans by class as of March 31, 2014, December 31, 2013 and March 31, 2013 and for the quarters ended March 31, 2014 and 2013 and for the year ended December 31, 2013 (dollars in thousands):

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment (1)	Allocated	Investment (1)	Recognized	Recognized
March 31, 2014
With no related allowance recorded:
Commercial	$929	$801	—	$819	$—	$—
Commercial real estate	5,244	4,870	—	4,955	22	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,641	2,817	—	3,202	8	—
Home equity lines of credit	770	765	—	771	—	—
Consumer	—	—	—	—	—	—
	10,584	9,253	—	9,747	30	—

With an allowance recorded:
Commercial	5,018	4,949	1,456	5,077	17	—
Commercial real estate	1,394	1,403	80	1,447	21	—
Commercial construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,412	6,352	1,536	6,524	38	—

Total	$16,996	$15,605	$1,536	$16,271	$68	$—

December 31, 2013
With no related allowance recorded:
Commercial	$934	$809	—	$830	$15	$—
Commercial real estate	4,712	4,348	—	4,479	63	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,643	3,055	—	3,510	36	—
Home equity lines of credit	771	768	—	567	7	—
Consumer	—	—	—	—	—	—
	10,060	8,980	—	9,386	121	—

With an allowance recorded:
Commercial	5,057	5,016	1,440	5,192	122	60
Commercial real estate	1,950	1,959	122	2,042	119	—
Commercial construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	7,007	6,975	1,562	7,234	241	60

Total	$17,067	$15,955	$1,562	$16,620	$362	$60

March 31, 2013
With no related allowance recorded:
Commercial	$273	$276	—	$286	$—	$—
Commercial real estate	2,392	2,434	—	1,666	16	—
Commercial construction	—	—	—	—	—	—
Residential real estate	3,023	3,068	—	3,058	—	—
Home equity lines of credit	119	121	—	121	1	—
Consumer	—	—	—	—	—	—
	5,807	5,899	—	5,131	17	—

With an allowance recorded:
Commercial	2,862	2,862	648	2,895	32	32
Commercial real estate	3,274	3,326	612	3,442	35	—
Commercial construction	—	—	—	—	—	—
Residential real estate	639	647	45	660	8	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	6,775	6,835	1,305	6,997	75	32

Total	$12,582	$12,734	$1,305	$12,128	$92	$32

(1)	The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

(continued)

The following table presents nonaccrual loans and loans past due 90 days or greater and still accruing by class of loans (dollars in thousands):

	Nonaccrual Loans		Loans Past Due Over 90 Days Still Accruing
	March 31, 2014	December 31 2013	March 31, 2014	December 31 2013

Commercial	$3,512	$3,582	$—	$—
Commercial real estate	2,434	2,445	—	—
Commercial construction	—	—	—	—
Residential real estate	2,137	2,381	—	—
Home equity lines of credit	765	767	—	—
Consumer	—	—	—	—

Total	$8,848	$9,175	$—	$—

The following tables present past due and current loans by the loan portfolio class (dollars in thousands):

	30-59	60-89	90 Days			Total
	Days	Days	or Greater	Total		Gross
	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2014
Commercial	$—	$—	$628	$628	$222,696	$223,324
Commercial real estate	1,928	—	1,394	3,322	831,847	835,169
Commercial construction	—	—	—	—	69,420	69,420
Residential real estate	647	321	1,524	2,492	80,751	83,243
Home equity lines of credit	—	—	651	651	32,014	32,665
Consumer	—	—	—	—	2,348	2,348

Total	$2,575	$321	$4,197	$7,093	$1,239,076	$1,246,169

December 31, 2013
Commercial	$—	$—	$634	$634	$203,056	$203,690
Commercial real estate	—	—	1,394	1,394	767,727	769,121
Commercial construction	—	—	—	—	59,877	59,877
Residential real estate	—	431	1,763	2,194	83,374	85,568
Home equity lines of credit	—	—	653	653	31,851	32,504
Consumer	—	19	—	19	2,321	2,340

Total	$—	$450	$4,444	$4,894	$1,148,206	$1,153,100

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

(continued)

There were no troubled debt restructurings that occurred during the quarters ended March 31, 2014 and 2013. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ended March 31, 2014 and 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2014
Commercial	$204,463	$13,969	$4,892	$—	$223,324
Commercial real estate	821,711	1,934	11,524	—	835,169
Commercial construction	69,420	—	—	—	69,420

Total	$1,095,594	$15,903	$16,416	$—	$1,127,913

December 31, 2013
Commercial	$184,340	$14,377	$4,973	$—	$203,690
Commercial real estate	755,533	1,947	11,641	—	769,121
Commercial construction	59,877	—	—	—	59,877

Total	$999,750	$16,324	$16,614	$—	$1,032,688

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

(continued)

Residential real estate, home equity lines of credit, and consumer loans are not rated. The Company evaluates credit quality of those loans by aging status of the loan and by payment activity, which was previously presented.

The following table presents the activity in the Company’s allowance for loan losses by class of loans (dollars in thousands):

	Commercial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance at January 1, 2014	$4,438	$8,744	$639	$1,248	$698	$52	$160	$15,979
Charge-offs	—	—	—	(239)	—	(5)	—	(244)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	285	595	101	208	3	5	103	1,300

Total ending balance at March 31, 2014	$4,723	$9,339	$740	$1,217	$701	$52	$263	$17,035

Allowance for loan losses:
Beginning balance at January 1, 2013	$2,402	$7,745	$633	$1,542	$617	$41	$266	$13,246
Charge-offs	—	(452)	—	—	(79)	(3)	—	(534)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	842	283	(290)	22	87	(5)	(14)	925

Total ending balance at March 31, 2013	$3,244	$7,576	$343	$1,564	$625	$33	$252	$13,637

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

At March 31, 2014, there were 91,393 shares available for awards under the Company’s equity plans. Awards may be in the form of options, restricted stock or other equity awards. A summary of the stock option activity in the Company’s equity plans for the three months ended March 31, 2014 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercised	Contractural	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at January 1, 2014	300,438	$12.32
Granted	—	—
Exercised	—	—
Forfeited	(606)	18.18
Expired	—	—

Outstanding at March 31, 2014	299,832	$12.31	$3.16	$11,008,412
Fully vested and expected to vest	299,832	$12.31	$3.16	$11,008,412
Exercisable at March 31, 2014	298,416	$12.28	$3.12	$10,946,236

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

(continued)

As of March 31, 2014 and December 31, 2013, there were no material unrecognized compensation costs related to nonvested stock options granted under the Company’s plans. Aggregate intrinsic value is based on a fair value share price of $48.96, which is derived from the closing price of our common stock at March 31, 2014. There were no stock options granted during the first quarter of 2014.

In conjunction with the Company’s equity plans , the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock granted was based on the closing market price of our common stock as of the grant date. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

A summary of changes in the Company’s nonvested restricted shares for the quarter ended March 31, 2014 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2013	19,275	$21.90
Awarded	15,592	38.81
Vested	(7,188)	21.57
Expired	—	—

Nonvested at March 31, 2014	26,679	$31.51

As of March 31, 2014, there was $811,000 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 26.3 months. The total fair value of shares vested during the quarter ended March 31, 2014 was $321,000.

On August 7, 2013, the Company granted to various key employees performance unit awards, with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period commencing July 1, 2013. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest one-third, each, on the third, fourth and fifth anniversaries of the grant date or an earlier date, in the event of a change in control, as defined in the agreement. At March 31, 2014, the specific number of shares related to performance unit awards that were expected to vest was 85,313, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 102,375.

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTION PLANS AND EQUITY COMPENSATION PLAN

(continued)

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Shares	Weighted- Average Grant-Date Fair Value

Unearned at December 31, 2013	85,313	$32.35
Awarded	—	—
Forfeited	—	—
Expired	—	—

Unearned at March 31, 2014	85,313	$32.35

The company recognized $184,000 in stock-based compensation expenses for services rendered for the quarter ended March 31, 2014. At March 31, 2014, compensation cost of $2,323,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of March 31, 2014 and December 31, 2013, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

Assets and Liabilities Measured on a Recurring Basis

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Securities:
U.S. Treasury securities	$1,853	$—	$—
States and political subdivisions	—	4,382	—
Asset-backed securities:
Residential mortgages	—	9,284	—
Student loans	—	4,447	—
Small business loans	—	1,344
Equity securities	—	5,889	—

December 31, 2013
Securities:
U.S. Treasury securities	$1,803	$—	$—
States and political subdivisions	—	4,335	—
Asset-backed securities:
Residential mortgages	—	9,657	—
Student loans	—	4,548	—
Small business loans	—	1,391
Equity securities	—	5,855	—

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans:
Commercial real estate	$—	$—	$1,828
Commercial	—	—	1,865

December 31, 2013
Impaired loans:
Commercial real estate	$—	$—	$1,828
Commercial	—	—	1,865

As of March 31, 2014, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $4,106,000 with a valuation allowance of $977,000, resulting in an additional provision for loan losses of $39,000 for the quarter ended March 31, 2014.

As of March 31, 2013, impaired loans, which have a specific reserve and are measured for impairment using the fair value of the collateral, had an unpaid principal balance of $3,913,000 with a valuation allowance of $657,000, resulting in an additional provision for loan losses of $76,000 for the quarter ended March 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 (dollars in thousands):

		Valuation		Discount	Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Range	Average
Impaired loans:

Commercial real estate	$1,313	Sales comparison	Adjustments for differences between the comparable sales.	5% - 14%	7%

Commercial	$1,816	Sales comparison	Adjustments for differences between the comparable sales.	39%	39%

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 (dollars in thousands):

		Valuation		Discount	Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Range	Average
Impaired loans:

Commercial real estate	$1,828	Sales comparison	Adjustments for differences between the comparable sales.	5% - 15%	8%

		Income approach	Adjustments for differences in net operating income expectations.	4%	4%

Commercial	$1,865	Sales comparison	Adjustments for differences between the comparable sales.	39%	39%

The carrying value and estimated fair value of financial instruments as of March 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$3,005	$3,005	$—	$—
Interest bearing deposits	42,325	42,325	—	—
Securities available for sale	27,199	1,853	25,346	—
Securities held to maturity	898	—	943	—
FHLB stock	9,411	n/a	n/a	n/a
Loans held for sale	792	—	792	—
Loans receivable	12,45,363	—	—	12,43,636
Accrued interest receivable	4,235	—	77	4,158

Financial liabilities:
Deposits
Demand, NOW, money market and savings	$5,78,045	$5,78,045	$—	$—
Certificates of deposit	4,49,711	—	4,52,129	—
FHLB Borrowings	1,77,301	—	1,81,851	—
Accrued interest payable	2,836	—	2,836	—

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(continued)

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$2,907	$2,907	$—	$—
Interest bearing deposits	31,459	31,459	—	—
Securities available for sale	27,589	1,803	25,786	—
Securities held to maturity	1,027	—	1,077	—
FHLB stock	4,744	n/a	n/a	n/a
Loans held for sale	575	—	583	—
Loans receivable, gross	11,51,904	—	—	11,51,870
Accrued interest receivable	4,102	—	99	4,003

Financial liabilities:
Deposits
Demand, NOW, money market and savings	$5,50,096	$5,50,096	$—	$—
Certificates of deposit	4,15,711	—	4,19,467	—
FHLB Borrowings	1,37,558	—	1,41,902	—
Accrued interest payable	2,762	—	2,762	—

The methods and assumptions, not previously presented, used to estimate fair values for the periods ended March 31, 2014 and December 31, 2013, are described as follows:

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

FHLB Stock: It is not practical to determine the fair value of FHLB Stock due to restrictions placed on its transferrability.

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

NOTE 6 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic
Net income available to common stockholders	$2,608	$2,336
Weighted average common shares outstanding	5,036	4,056

Basic earnings per common share	$0.52	$0.58

Diluted
Net income	$2,608	$2,336
Weighted average common shares outstanding for basic earnings per common share	5,036	4,056
Add: Dilutive effects of assumed exercises of stock options and stock awards	181	122
Average shares and dilutive potential common shares	5,217	4,178

Diluted earnings per common share	$0.50	$0.56

There were no stock options that resulted in anti-dilution for the periods presented.

NOTE 7 – PENDING MERGER

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

ConnectOne Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PENDING MERGER

(continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors included in the Company’s Annual Report Form 10K filed for the year ended December 31, 2013 and the following:

—	the success or failure of our efforts to implement our business strategy;

—	the effect of changing economic conditions and, in particular, changes in interest rates;

—	changes in government regulations, tax rates and similar matters;

—	our ability to attract and retain quality employees; and

—	other risks which may be described in our future filings with the SEC

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

Operating Results Overview

Net income for the first quarter of 2014 was $ $2.6 million, or $0.50 per diluted share, compared with net income of $2.3 million, or $0.56 per diluted share, for the prior year period. The first quarter 2014 results include $0.7 million in after-tax merger expenses related to the pending merger-of-equals with Center Bancorp, Inc., announced during the first quarter of 2014.

The increases in net income, excluding merger charges, were primarily attributable to significant increases in net interest income due to the Company’s rapid growth in loans and deposits, and in its customer base. Partially offsetting the revenue increases were higher noninterest expenses, largely staff-related, commensurate with the Company’s growing infrastructure. Credit costs have kept pace with both loan growth and a changing mix in the loan portfolio, while benefitting from overall sound credit quality.

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the first quarter of 2014 totaled $11.7 million, an increase of $2.3 million, or 24.6%, from the year ago period. The increase in net interest income was primarily due to a 33.9% increase in average interest-earning assets, which grew to $1.3 billion in the first quarter of 2014. This was partially offset by a 28 basis points contraction in the net interest margin, from 4.01% in the first quarter of 2013 to 3.73% in the first quarter of 2014. Average total loans increased by 35.9% to $1.2 billion in the first quarter of 2014 from the prior year period. Prepayment fees contributed 10 basis points to the net interest margin for the first quarter of 2014, and 7 basis points to the net interest margin for the first quarter of 2013. Management expects net interest income to continue expanding as a result of solid loan growth, while margin compression is likely to moderate in future periods as the Company’s loan origination mix changes and the loan portfolio fully re-prices.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the three months ended March 31, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average		Average	Average		Average
	Balance	Interest	Rate (7)	Balance	Interest	Rate (7)
Interest-earning assets:
Investment securities (1) (2)	$37,122	$233	2.55%	$25,216	$195	3.14%
Loans receivable (3) (4)	1,186,847	13,455	4.60%	873,557	10,696	4.97%
Federal funds sold and interest-bearing deposits with banks	48,463	22	0.18%	51,431	21	0.17%
Total interest-earning assets	1,272,432	13,710	4.37%	950,204	10,912	4.66%
Allowance for loan losses	(16,450)			(13,545)
Non-interest earning assets	37,977			19,364
Total assets	$1,293,959			$956,023

Interest-bearing liabilities:
Savings, NOW, Money Market, Interest Checking	$340,125	225	0.27%	$329,906	259	0.32%
Time deposits	436,820	1,176	1.09%	277,882	887	1.29%
Total interest-bearing deposits	776,945	1,401	0.73%	607,788	1,146	0.76%

Borrowings	166,226	561	1.37%	76,019	334	1.78%
Capital lease obligation	3,098	47	6.15%	3,172	48	6.14%
Total interest-bearing liabilities	946,269	2,009	0.86%	686,979	1,528	0.90%
Noninterest-bearing deposits	209,303			164,403
Other liabilities	5,897			7,706
Stockholders’ equity	132,490			96,935
Total liabilities and stockholders’ equity	$1,293,959			$956,023

Net interest income/interest rate spread (5)		$11,701	3.51%		$9,384	3.76%
Tax equivalent effect		(6)			—
Net interest income as reported		$11,695			$9,384

Net interest margin (6)			3.73%			4.01%

(1)	Average balances are calculated on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35 percent federal tax rate.
(3)	Includes loan fee income.
(4)	Loans receivable include non-accrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Represents net interest income divided by average total interest-earning assets.
(7)	Rates are annualized.

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

The provision for loan losses for the first quarter of 2014 was $1.3 million, an increase of $0.4 million, compared to the provision for loan losses of $0.9 million in the first quarter of 2013. A majority of the provision for loan losses in both periods was attributable to loan growth.

Non-Interest Income

Non-interest income represents a relatively small portion of the Bank’s total revenue as management has historically made a strategic decision to de-emphasize fee income, focusing instead on customer growth and retention. Non-interest income totaled $0.3 million in each of the first quarters of 2014 and 2013. Bank owned life insurance (“BOLI”) income in 2014 (there was no BOLI outstanding during the first quarter of 2013) was largely offset by declines in gains on sale of residential mortgage loans.

Non-Interest Expense

Non-interest expenses for the first quarter of 2014 increased by $1.9 million to $6.7 million, from $4.7 million in the prior year period. Non-interest expenses, excluding merger-related expenses, totaled $5.7 million, representing a $1.0 million or 21.3% increase from 2013, and was essentially flat from the linked fourth quarter of 2013. The primary factor contributing to the increases in total non-interest expenses from last year was salaries and employee benefits expense, which increased by $0.6 million to $3.1 million in the first quarter of 2014 from $2.5 million in the first quarter of 2013. The increase was primarily due an increase in the number of full-time equivalent employees and higher incentive-based compensation. Also contributing to higher non-interest expenses were increased costs associated with being a publicly-traded entity, higher professional fees, snow-removal costs and a general increase in other operating expenses related to a significantly increased volume of business. Management continues to focus on expense control, balancing its investment in infrastructure with prudent and sustainable growth.

Management continues to focus efforts on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. Our success in this regard is evident in the recent improvements in our efficiency ratio, a widely-followed metric in the banking industry which measures operating expenses as a percentage of net revenue. The ratio is computed by dividing total noninterest expense by the sum of net interest income and noninterest income less securities gains/(losses). The Company’s efficiency ratio improved to 47.7% in the first quarter of 2014 from 49.2% in the first quarter of 2013. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry.

The following table shows the calculation of the efficiency ratio for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Efficiency Rato
Non-interest expense	$6,672	$4,741
Less: merger related expenses	(923)	—
Adjusted non-interest expense (numerator)	$5,749	$4,741

Net interest income	11,695	9,384
Non-interest income	349	259
Operating revenue (denominator)	$12,044	$9,643

Efficiency Ratio	47.7%	49.2%

Income Taxes

Income tax expense was $1.5 million for the first quarter of 2014 compared with $1.6 million for the first quarter of 2013. The effective tax rates were 36.0% and 41.3% for the first quarters of 2014 and 2013, respectively. The effective tax rate for 2014 reflects a reorganized operating structure effective October 1, 2013. The Company’s effective tax rate is projected to be approximately 36% in future periods, although it is likely to fluctuate depending upon future levels of taxable and non-taxable revenue.

Financial Condition Overview

At March 31, 2014, the Company’s total assets were $1.35 billion, a $104.5 million increase from December 31, 2013. The increase in total assets was primarily due to a $93.5 million increase, to $1.25 billion, in loans receivable, and $11.0 million increase, to $45.3 million, in cash and cash equivalents. The growth in assets was funded by a $61.9 million increase in deposits, a $39.7 million increase in Federal Home Loan Bank borrowings, and a $2.6 million increase in retained earnings.

Stockholders’ Equity

Stockholders’ equity totaled $133.0 million as of March 31, 2014, an increase of $2.9 million from $130.1 million as of December 31, 2013, primarily due to the retention of earnings. As of March 31, 2014, the tangible common equity ratio and tangible book value per share were 9.85% and $25.92, respectively. As of December 31, 2013, the Company’s tangible common equity ratio and tangible book value per share were 10.45% and $25.43, respectively. Tangible common equity ratio and tangible book value per share are non-GAAP financial measures. The following table shows the calculation of these ratios for the periods presented:

	As of
	March 31, 2014	December 31, 2013

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common equity	$133,008	$130,128
Less: intangible assets	(260)	(260)
Tangible common equity	$132,748	$129,868

Total assets	$1,347,723	$1,243,228
Less: intangible assets	(260)	(260)
Tangible assets	$1,347,463	$1,242,968

Tangible Common Equity/Tangible Assets	9.85%	10.45%

Tangible Book Value per Common Share
Book value per common share	$25.97	$25.48
Less: effects of intangible assets	(0.05)	(0.05)
Tangible Book Value per Common Share	$25.92	$25.43

Capital

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank as well as the required minimum regulatory capital ratios for the following periods:

	March 31, 2014			December 31, 2013
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
The Company:
Leverage ratio	10.25%	4.00%	n/a	10.74%	4.00%	n/a
Tier 1 Risk-based capitalization	10.94%	4.00%	n/a	11.68%	4.00%	n/a
Total Risk-based capitalization	12.20%	8.00%	n/a	12.91%	8.00%	n/a
The Bank:
Leverage ratio	10.25%	4.00%	5.00%	10.71%	4.00%	5.00%
Tier 1 Risk-based capitalization	10.95%	4.00%	6.00%	11.65%	4.00%	6.00%
Total Risk-based capitalization	12.19%	8.00%	10.00%	12.88%	8.00%	10.00%

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

The following table sets forth the classification of our gross loans held for investment by loan portfolio class as of the periods indicated:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Commercial	$223,324	17.9%	$147,455	17.4%
Commercial real estate	835,169	67.0%	549,218	64.7%
Commercial construction	69,420	5.6%	36,872	4.3%
Residential real estate	83,243	6.7%	82,962	9.8%
Home equity	32,665	2.6%	30,961	3.6%
Consumer	2,348	0.2%	1,801	0.2%
Total gross loans	$1,246,169	100.0%	$849,269	100.0%

Asset Quality

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $9.7 million at March 31, 2014, down from $10.5 million at December 31, 2013 and up from $7.9 million at March 31, 2013. Nonperforming assets as a percent of total assets declined to 0.72% at March 31, 2014 from 0.84% at December 31, 2013 and from 0.79% at March 31, 2013. The allowance for loan losses was $17.0 million, representing 1.37% of loans receivable and 192.5% of nonaccrual loans at March 31, 2014. At December 31, 2013, the allowance was $16.0 million representing 1.39% of loans receivable and 174.2% of nonaccrual loans, and at March 31, 2013 the allowance was $13.6 million representing 1.51% of loans receivable and 181.9% of nonaccrual loans. The provision for loan losses was $1.3 million for the first quarter of 2014, $1.4 million for the fourth quarter of 2013, and $0.9 million for the first quarter 2013. The provision for loan losses has remained relatively constant, although the level is contingent upon many factors including, but not limited to, loan growth, the Company’s historical loss experience, macroeconomic conditions and reserves required for specific credits. The annualized rate of net loan charge-offs was 0.08% for the first quarter of 2014, 0.03% for the fourth quarter of 2013 and 0.25% for the first quarter of 2013.

The following table sets forth information concerning our non-performing assets, TDRs, and past-due accruing loans as of the periods indicated:

(dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Commercial	$3,512	$3,582
Commercial real estate	2,434	2,445
Commercial construction	—	—
Residential real estate	2,137	2,381
Home equity	765	767
Consumer	—	—
Nonaccrual loans	8,848	9,175
Other real estate owned	870	1,303
Total non-performing assets	$9,718	$10,478
Loans past due 90 days and still accruing	$—	$—
Performing troubled debt restructured loans	$2,925	$2,934

Nonaccrual loans to loans receivable	0.71%	0.80%
Nonperforming assets to total assets	0.72%	0.84%
Allowance for loan losses to loans receivable	1.37%	1.39%
Allowance for loan losses to non-accrual loans	192.5%	174.2%
Net loan charge-offs to average loans	0.08%	0.19%

Allowance for Loan Losses

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$15,979	$13,246
Provision charged to operating expenses	1,300	925
Recoveries of loans previously charged-off:
Commercial	—	—
Consumer	—	—
Residential real estate	—	—
Total recoveries	—	—
Loans charged-off:
Commercial	—	(452)
Consumer	(5)	(82)
Residential real estate	(239)	—
Total charge-offs	(244)	(534)
Net charge-offs	(244)	(534)
Balance at end of period	$17,035	$13,637
Net charge-offs to average loans outstanding	0.08%	0.25%

Allowance for loan losses to loans receivable	1.37%	1.51%

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

At March 31, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of March 31, 2014, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $73.2 million, which represented 5.4% of total assets and 7.1% of total deposits and borrowings, compared to $65.7 million at December 31, 2013, which represented 5.3% of total assets and 6.8% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2014, had the ability to borrow $524.5 million. In addition, at March 31, 2014, the Bank had in place additional borrowing capacity of $18.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings, although no collateral was pledged as of March 31, 2014. At March 31, 2014, the Bank had aggregate available and unused credit of $365.2 million, which represents the aforementioned facilities totaling $542.5 million net of $177.3 million in outstanding borrowings. At March 31, 2014, outstanding commitments for the Bank to extend credit were $271.4million.

Cash and cash equivalents totaled $45.3 million on March 31, 2014, increasing by $11.0 million or 31.9%, from $34.4 million at December 31, 2013. Operating activities provided $3.8 million in net cash. Investing activities used $94.5 million in net cash, primarily reflecting an increase in loans. Financing activities provided $101.7 million in net cash, primarily reflecting a net increase of $61.9 million in deposits and $40.0 million increase in FHLB borrowings.

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

We currently utilize net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2014 and December 31, 2013 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of March 31, 2014, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 3.1%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 1.0%. As of December 31, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 3.5%, while a 100 basis-point decrease in the general level of interest rates will decrease our interest rates by 1.9%.

In our model, which was run as of March 31, 2014, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 3.6%, while a 100 basis-point decrease in interest rates will decrease net interest income by 2.1%. As of December 31, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 4.2%, while a 100 basis-point decrease in interest rates will decrease net interest income by 1.9%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVPE as of March 31, 2014, would decline by 19.43% with a rate shock of up 200 basis points, and increase by 12.07% with a rate shock of down 100 basis points. Our EVPE as of December 31, 2013, would decline by 20.62% with a rate shock of up 200 basis points, and increase by 12.84% with a rate shock of down 100 basis points.

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

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit. As previously disclosed, in the first quarter of 2014, several complaints were filed against the Company and members of its Board of Directors in the Superior Court of New Jersey seeking class action status and asserting that the Company and the members of its Board violated their duties to the Company’s shareholders in connection with the proposed merger with Center Bancorp, Inc. On April 24th, these complaints were voluntarily dismissed by the plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 31.1 – Certification of Frank Sorrentino III pursuant to SEC Rule 13a-14(a)

Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)

Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from ConnectOne Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

CONNECTONE BANCORP, INC.

Date: May 12, 2014	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer
- 40 -